Form 10-Q
period 1997-09-30
DIGITEC 2000 INC
filed 1997-11-20
CIK 1048729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 000-23291
                       ---------

                               DigiTEC 2000, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     Nevada
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   54-1287957
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

            8 West 38th Street, Fifth Floor, New York, New York 10018
--------------------------------------------------------------------------------
               (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code: (212) 944-8888

Former name, former address and former fiscal year, if changes since last report.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 5,064,801 outstanding as of November 18, 1997.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                                                           Index
================================================================================

Part I - Financial Information

         Item 1. Consolidated Financial Statements:

               Balance sheets as of September 30, 1997 and
                  June 30, 1997                                               3
               Statements of operations for the three months
                  ended September 30, 1997 and 1996                           4
               Statement of stockholders' equity (deficit) for
                  the three months ended September 30, 1997                   5
               Statements of cash flows for the three months
                  ended September 30, 1997 and 1996                           6
               Notes to consolidated financial statements                  7-15

         Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         16-21

               Risk Factors                                                22-23

Part II - Other Information

         Items 1-6                                                         24-25

         Signatures                                                           26

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                                     Consolidated Balance Sheets
                                                                     (Unaudited)
================================================================================

                                                       September 30, 1997    June 30, 1997
------------------------------------------------------------------------------------------
Assets
Current:
  Cash                                                       $   480,627      $   727,197
  Accounts receivable, net of allowance for bad debts
    of $75,000 and $60,000, respectively                       1,961,785        1,868,227
  Inventory                                                      802,677          218,877
  Prepaid expenses                                                27,434           11,814
------------------------------------------------------------------------------------------
        Total current assets                                   3,272,523        2,826,115
Property and equipment, net                                       96,559           64,397
Intangibles, net                                                 550,792          606,920
Other assets                                                      29,291           29,291
------------------------------------------------------------------------------------------
                                                             $ 3,949,165      $ 3,526,723
==========================================================================================
Liabilities and Stockholders' Equity (Deficit)
Current:
  Accounts payable                                           $ 3,273,668      $ 2,842,891
  Accrued expenses and other current liabilities                 307,676          290,799
  Note payable - current                                         182,000          117,610
  Net liabilities of discontinued operations                      97,774          211,502
------------------------------------------------------------------------------------------
        Total current liabilities                              3,861,118        3,462,802
Note payable                                                          --           64,390
Deferred rent                                                     71,000           71,000
------------------------------------------------------------------------------------------
        Total liabilities                                      3,932,118        3,598,192
------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized; no shares outstanding                                 --               --
  Common stock, $.001 par value, 100,000,000 shares
    authorized; 4,879,668 and 4,858,418 shares issued
    and outstanding, respectively                                  4,879            4,858
  Additional paid-in capital                                   3,634,316        3,602,462
  Accumulated deficit                                         (3,622,148)      (3,678,789)
------------------------------------------------------------------------------------------
        Total stockholders' equity (deficit)                      17,047          (71,469)
------------------------------------------------------------------------------------------
                                                             $ 3,949,165      $ 3,526,723
==========================================================================================


                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Operations
                                                                     (Unaudited)
================================================================================
Three Months Ended September 30,                           1997          1996
--------------------------------------------------------------------------------
Net sales                                              $13,322,142   $2,532,301
Cost of sales                                           12,238,339    2,623,720
--------------------------------------------------------------------------------
      Gross profit (loss)                                1,083,803      (91,419)
Selling, general and administrative expenses               921,608      297,266
--------------------------------------------------------------------------------
      Income (loss) from continuing operations             162,195     (388,685)
Loss from discontinued operations of World Access         (105,554)          --
--------------------------------------------------------------------------------
Net income (loss)                                      $    56,641   $ (388,685)
================================================================================
Net income (loss) per common share:
  From continuing operations                           $       .03   $     (.08)
  From discontinued operations                                (.02)          --
--------------------------------------------------------------------------------
                                                       $       .01   $     (.08)
================================================================================
Weighted average number of common and common
 equivalent shares outstanding                           4,858,654    4,664,427
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                        Consolidated Statement of Stockholders' Equity (Deficit)
                                                                     (Unaudited)

================================================================================
Three Months Ended September 30, 1997
--------------------------------------------------------------------------------

                                Common Stock                                        Total
                             -----------------       Additional  Accumulated    stockholders'
                               Shares   Amount  paid-in capital    deficit     equity (deficit)
-----------------------------------------------------------------------------------------------
Balance, July 1, 1997        4,858,418  $4,858       $3,602,462  $(3,678,789)     $(71,469)
For the three months ended
 September 30, 1997:
  Exercise of warrants          21,250      21           31,854           --        31,875
  Net income                        --      --               --       56,641        56,641
-----------------------------------------------------------------------------------------------
Balance, September 30, 1997  4,879,668  $4,879       $3,634,316  $(3,622,148)     $ 17,047
===============================================================================================


                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Three Months Ended September 30,                             1997        1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                       $  56,641   $(388,685)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Provision for bad debts                                15,000          --
      Amortization                                           56,128      13,262
      Depreciation                                            8,005       1,066
      Deferred income                                            --    (251,602)
      (Increase) decrease in:
        Accounts receivable                                (108,558)     14,336
        Inventory                                          (583,800)     30,788
        Prepaid expenses and other assets                   (15,620)    222,029
      Increase (decrease) in:
        Accounts payable and accrued expenses               447,654    (130,063)
--------------------------------------------------------------------------------
           Net cash used in operating activities of
             continuing operations                         (124,550)   (488,869)
  Net cash used in operating activities of
   discontinued operations                                 (113,728)         --
--------------------------------------------------------------------------------
           Net cash used in operating activities           (238,278)   (488,869)
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                      (40,167)    (12,938)
  Proceeds from repayment of related party loans                 --      42,001
  Payment received on note receivable                            --     150,000
--------------------------------------------------------------------------------
           Net cash (used in) provided by investing
            activities                                      (40,167)    179,063
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from exercise of warrants                         31,875          --
--------------------------------------------------------------------------------
Net decrease in cash                                       (246,570)   (309,806)
Cash (including $367,363 of restricted cash at
   June 30, 1996), beginning of period                      727,197     509,117
--------------------------------------------------------------------------------
Cash (including $172,088 of restricted cash at
  September 30, 1996), end of period                      $ 480,627   $ 199,311
================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

1. Summary of     (a) Business
   Significant
   Accounting         DigiTEC 2000, Inc. (formerly Promo Tel, Inc., the
   Policies           "Company") is primarily engaged in the distribution,
                      marketing and management of prepaid telephone calling cards. It currently markets its telephone calling card products principally throughout the New York tri-state metropolitan area.

                      On October 18, 1996, the Company changed its name to DigiTEC 2000, Inc.

                  (b) Organization

                      On July 11, 1995, Promo Tel, Inc., a Delaware corporation ("Promo Tel-Delaware"), merged (the "Merger") into Promo Tel, Inc., a Nevada corporation ("Promo Tel-Nevada"). Immediately prior to the Merger, Promo Tel-Nevada changed its name from Yacht Havens International Corp. ("Yacht Havens"). The surviving corporation remained Promo Tel, Inc. Pursuant to the terms of the Merger, Promo Tel-Nevada, which had 59,042 shares of its common stock previously outstanding, exchanged with the sole stockholder of Promo Tel-Delaware an aggregate of 1,333,334 shares of previously unissued $.001 Promo Tel-Nevada common stock for the outstanding shares of Promo Tel-Delaware's outstanding common stock.

                      Since the Merger resulted in voting control by the stockholder of Promo Tel-Delaware and Promo Tel-Delaware had the personnel and owned all the assets to be utilized for its ongoing business, the Merger was treated as a recapitalization of Promo Tel-Delaware and the sale of 59,042 shares of previously issued Promo Tel-Nevada common stock for the net assets of Promo Tel-Nevada ($-0-).

                      Promo Tel-Delaware is the continuing entity for financial reporting purposes, and the financial statements prior to July 11, 1995 represent its financial position and results of operations. The assets, liabilities and results of operations of Promo Tel-Nevada are included as of July 11, 1995.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                      The Company was formed on May 18, 1995 and commenced operations in July 1995.

                      Although Promo Tel-Delaware is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Promo Tel-Nevada as the surviving corporation will not change. Promo Tel-Nevada had amended its Articles of Incorporation to change its name from Promo Tel, Inc. to the Company's current name (Note 1(a)).

                      In September 1996, the Board of Directors of the Company approved a reverse stock split of the Company's common stock ("Common Stock"). Each stockholder of record on October 18, 1996 received one share of new Common Stock for each six shares of Common Stock held.

                      The equity accounts of the Company and all disclosures have been retroactively adjusted to reflect the recapitalization and the one-for-six reverse stock split.

                  (c) Principles of Consolidation

                      The consolidated financial statements include the accounts of the Company and, from June 1, 1997 (Note 2), its wholly-owned subsidiary, World Access Solutions, Inc. ("World Access"). All significant intercompany balances and transactions have been eliminated.

                      The consolidated financial statements and related notes thereto as of September 30, 1997 and for the three months ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for June 30, 1997 was derived from the audited consolidated financial statements included in the Company's Form 10. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                  (d) Deferred Rent

                      The Company accounts for rent on a straight-line basis over the term of the leases. No adjustment was necessary for the three months ended September 30, 1997 and 1996.

                  (e) Use of Estimates

                      In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                  (f) Revenue Recognition

                      Sales of branded prepaid phone cards, purchased from third parties for which the Company acts solely as a distributor, are recognized upon delivery.

                      Sales of proprietary branded prepaid phone cards are deferred and recognized upon completion of telephone calls by end users. Sales under this program were terminated during the three months ended September 30, 1996.

                  (g) Inventory

                      Inventory, consisting primarily of telephone calling cards, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                  (h) Intangibles and Amortization

                      Intangibles included the costs to acquire customer lists. As part of one of the customer acquisition agreements, the Company entered into an 8% per annum note payable for $182,000. The note is unsecured with payments commencing on November 1, 1997 and continuing until October 1, 1998.

                      The Company periodically evaluates the recoverability of these intangibles based on several factors, including management's intention with respect to these acquired assets and the estimated future non-discounted cash flows expected to be generated by such assets. To date, the Company has not recorded any impairment of its intangibles.

                      Amortization is computed on a straight-line basis over the estimated useful lives of the intangibles which approximate three years.

                  (i) Income Taxes

                      Deferred tax assets and liabilities are recorded for the estimated future tax effects attributable to temporary differences between the bases of assets and liabilities recorded for financial and tax reporting purposes.

                  (j) Risk Concentration

                      (i) Accounts Receivable

                      As of and for the three months ended September 30, 1997, one master distributor accounted for approximately 33% and 42% of the Company's accounts receivable and sales, respectively. Subsequent to September 30, 1997, the Company terminated the exclusivity clause of the distribution agreement. As a result, the Company anticipates that its concentration of sales to any particular customer will be reduced for the year ended June 30, 1998.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                      (ii) Suppliers

                           The Company purchases its long distance products primarily from two long distance providers.

                  (k) Earnings Per Share

                      Earnings (loss) per share is calculated using weighted average shares outstanding during the period. The weighted average shares have been retroactively adjusted to reflect the exchange of the 1,333,334 shares and the one-for-six reverse stock split (Note 1(b)). Options and warrants to purchase Common Stock are not included in the earnings
                      (loss) per share calculation because their effect was anti-dilutive.

                  (l) Advertising Costs

                      The Company expenses all advertising costs as incurred.

                  (m) Fair Value of Financial Instruments

                      The carrying values of financial instruments, including cash and note payable at June 30, 1997 and September 30, 1997, approximate fair value as of those dates because of the relatively short-term maturity of these instruments.

                  (n) Reclassifications

                      Certain amounts as previously reported have been reclassified to conform to the 1997 presentation.

                  (o) Recent Accounting Pronouncements

                      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" for the year ended June 30, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                  In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No.123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company's adoption of employee stock-based compensation provisions of SFAS No.123 as of July 1, 1996 will require disclosure of the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted July 1, 1995. The adoption of this standard did not impact the Company's results of operations, financial position or cash flows.

                  In December 1996, the FASB issued SFAS No. 128, "Earnings Per share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No.128 requires that all prior period earnings per share data be restated to conform to this statement. The Company will adopt SFAS No.128 for the three and six months ended December 31, 1997. The adoption of this standard is not expected to have a material effect on the Company's earnings per share.

                  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                  SFAS No. 130, effective for all years beginning after December 31, 1997, requires comparative information for earlier years to be restated and early adoption is permitted. The Company intends to adopt SFAS No. 130 effective July 1, 1998. Results of operations and financial position will be unaffected by implementation of this standard.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

2. Related Party  (a) On January 20, 1996, the Company purchased certain
   Transactions       internet service provider assets consisting primarily of
                      computer hardware, software and office equipment from Telephone Electronics Corporation ("TEC") in exchange for
                      1,605,385 shares of the Company's restricted Common Stock valued at approximately $1.7 million based on the estimated fair values of the assets received.

                      TEC is a communications company headquartered in Jackson, Mississippi that provides local and long distance telephone exchange services and provides other telecommunications services nationally.

                      Subsequent to the purchase date, the purchase agreement was amended to reflect certain assets which were not delivered by TEC, resulting in a receivable from TEC of $135,276 at June 30, 1996. In November 1996, TEC returned 130,259 of the Company's shares to the Company. TEC's ownership interest at September 30, 1997 was approximately 30%.

                  (b) The Company owns 40.3% of the outstanding common stock of
                      TecLink, Inc. ("TecLink"). The Company helped establish TecLink as a Mississippi-based internet service provider by selling to TecLink certain internet service provider assets, intellectual property, computer hardware, software and office equipment (that it had previously purchased from TEC and others) as well as an exclusive value added reseller distribution contract from Hughes Corporation ("Hughes"). The Company received in the sale $50,000 cash and a 6% per annum promissory note of $2,405,000 due the earlier of December 31, 1998 or upon the completion of TecLink's initial public offering (the "Note"). The Note was collateralized by the assets of TecLink. $250,000 became due upon the completion of a private placement of TecLink's common stock. The Company accounted for its investment in TecLink's common stock under the equity method. As a result of TecLink's loss for the year ended June 30, 1996, the investment was written down to $-0- as of that date. The Company did not reduce its carrying value of the note at June 30, 1996 since it received the first $250,000 upon its due date

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                      and believed that its security interest in the assets of TecLink was sufficient at June 30, 1996 to cover the balance of the note. Hughes and TecLink never reached an accord as to Hughes' responsibilities under the distribution contract. As such, TecLink was never able to fully implement its business plan. As a result of this and other factors, TecLink's initial public offering was never consummated and TecLink continued to experience losses. Due to the continuing losses, the Company entered into an agreement to acquire the net assets as partial satisfaction of its outstanding balance of the Note from TecLink ($2,105,000). As a result, the Company recorded a loss of $1,340,230. The Company maintained its right to part of any proceeds that TecLink may receive from its claims against Hughes. The Company established World Access as a wholly-owned subsidiary providing internet access with the net assets re-acquired from TecLink. As of June 30, 1997, management determined that it needed to focus on its core business and would discontinue the operations of World Access by selling its net assets.

                      On October 1, 1997, the Company entered into an agreement (the "Agreement") to sell the customer base, the related hardware related to servicing the customer base and its obligations under World Access' leases for its premises and telephone equipment to Meta3, Inc. ("Meta3"), a Mississippi corporation in a similar line of business. The Agreement calls for Meta3 to pay for the subscribers at $10 per month per customer for ten months. The amount to be paid will be adjusted by the identified customer base's net attrition rate for the first five months of the purchase period. As a result of the Agreement and the Company's plan to dispose of the remaining assets and liabilities, the Company recorded a loss on disposal of $893,347 for the year ended June 30, 1997. For the three months ended September 30, 1997, the Company incurred an additional loss of $105,554 on the discontinued operations of World Access. The assets and liabilities of World Access, adjusted for the Agreement, as of September 30, 1997 are as follows:

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                      --------------------------------------------------------
                      Cash                                           $     254
                      Accounts receivable                               58,936
                      Inventory                                        123,025
                      Receivable from Meta3                            270,000
                      Prepaid expenses                                   3,080
                      Equipment                                         17,017
                      Accounts payable                                (339,900)
                      Other liabilities                               (230,186)
                      --------------------------------------------------------
                      Net liabilities of World Access                $ (97,774)
                      ========================================================

                      The Company intends to use the proceeds from the sale of the assets to Meta3, as well as the proceeds from the sale or collection of the remaining assets, to liquidate the liabilities.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                  Item 2. Mangement's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

The following discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-Q.

Forward Looking Statements

The information set forth in this Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "33 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Words "estimated", "intends", "believes", "plans", "planning", "expects", and "if" are intended to identify forward looking statements. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, it must be recognized that there is no assurance that the underlying assumptions will, in fact, prove to be correct, or that actual future results will not be different from the Company's expectations.

Introduction

The Company was founded in 1995 to exploit the prepaid phone card sector of the long distance phone service market.

The Company's sales are primarily derived from the resale of bundled prepaid telephone cards. The Company resells the cards, at a discount off the face value of the cards, to either master distributors or retail outlets, depending on the locality of distribution. The Company's cost of sales consists primarily of the purchase of the prepaid card at a greater discount off the face value than what they sell it for, thereby receiving its gross margin on the difference of discounts given to its customers and the discounts the Company receives from its long distance provider. Since the card is sold to the Company as a bundled product, the long distance provider is liable to the end user for the time remaining on the cards. At the point of sale, the Company has no further obligation towards the cards sold. The Company believes that its ability to negotiate competitive rates with its long distance providers, attract certain master distributors and to connect with certain ethnic markets are the primary reasons for its sales increases in fiscal 1997 and for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

While the Company has been able to negotiate fair and competitive rates from its long distance providers, the Company intends to lessen its dependence on such providers to a certain extent through the construction of its own platforms. As a result of the deployment of the Company's own platforms, the Company would look to negotiate more competitive rates with its long distance providers. Based on the Company's cost analysis, the total cost per call under the platforms is expected to be less than the bundled card product that it presently purchases. This is expected to have positive impact on the Company's gross margins as well as its cash generated from operations. The Company may continue to purchase the cards as a bundled product. The Company is presently negotiating for the construction of its platforms; however, it has not yet entered into

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                  Item 2. Mangement's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

any definitive agreements related to the purchase of such equipment to date or the related financing of such equipment.

Three Months Ended September 30, 1997 Compared to
  Three Months Ended September 30, 1996

Sales. Sales for the three months ended September 30, 1997 increased by $10,489,841 or 426% over the first quarter of the prior year. For the three months ended September 30, 1996, the Company's sales were only $2,532,301 primarily due to the Company introducing its first bundled products (cards purchased from a provider) with the Company's brand names, under an agent of World Com Network Services, Inc. during this quarter and also competing in a highly competitive marketplace. Further, the Company terminated selling its own switchless unbundled products (platform switching and minutes provided by an independent third party), which were both unreliable and not competitively priced, and selling other competitors' cards which it had done during fiscal 1996.

During the second quarter of fiscal 1997, the Company negotiated an agreement with Frontier Corporation ("Frontier") and later with Premiere Communications, Inc. ("Premiere"). This resulted in the offering of more reliable and competitively priced products by the Company that became more recognizable by consumers, thereby increasing brand awareness. As a result, the Company's sales for the first quarter of fiscal 1997 were $13,322,142. One master distributor accounted for 42% of sales during the three months ended September 30, 1997. The master distributor resold the cards to sub-distributors and retailers in credit challenged residential areas within the New York metropolitan area. Subsequent to September 30, 1997, the Company terminated the exclusivity clause in the agreement with this master distributor. The Company does not anticipate an extended period of decreased sales as a result of this change since the Company has the proper infrastructure in place to deliver products directly to the sub-distributors and retailers. Due to this change and expansion into new geographic areas of distribution, the Company anticipates that its concentration of sales with any particular customer will be significantly reduced for fiscal 1998.

Cost of Sales. The Company's cost of sales for the three months ended September 30, 1997 increased to $12,238,339 from $2,623,720 for the three months ended September 30, 1996. The increase of $9,614,619 or 366% was primarily related to the increase in revenues that the Company experienced in the three months ended September 30, 1997 as compared to the first quarter in the prior year.

Gross Profit. Gross profit for the three months ended September 30, 1997 was $1,083,803 as compared to a gross loss of $91,411 for the three months ended September 30, 1996. During the three months ended September 30, 1996, the Company terminated its switchless unbundled products since it had taken numerous returns for cards that it had sold in that quarter that were unreliable and not competitively priced. Further, the Company introduced its first Company branded bundled products at very steep discounts in order to gain market share. As a result, the Company reported a gross loss for that period. During the three months ended

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                  Item 2. Mangement's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

September 30, 1997, the Company's gross profit significantly increased over the prior year due to the Company's large increase in market share and its ability to negotiate competitive rates with its current providers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1997 increased to $921,608 from $297,266 for the three months ended September 30, 1996. This increase of $624,342 or 210% is primarily related to an increase in salaries and personnel related expenses of $326,425 as the Company's employees increased to 41 full-time employees by September 30, 1997. The increase in employees has been fueled by the increase in operations as well as the commencement of a cellular operations division. The Company's rent expense increased to $72,543 or 242% primarily related to rental payments under the lease for the Company's new distribution and administrative headquarters which the Company began occupying April 1, 1997. Advertising, repairs and maintenance and travel and entertainment increased by $68,522, $20,155 and $27,068, respectively, primarily related to an increase in the Company's business. The Company's professional fees also increased by $81,871 primarily in connection with the Company's role in the Heritage litigation (See Part II, Item 1. Legal Proceedings) as well as having increased needs for accounting and corporate consulting. Amortization related to intangibles increased by $42,866 primarily due to the acquisition of customer bases during fiscal 1997. Insurance expense also increased by $34,952 primarily due to the Company obtaining directors' and officers' liability insurance at the end of fiscal 1997. These increases were offset by a decrease of $36,672 in bad debt expense. The Company anticipates its overhead expenses to continue to increase during fiscal 1998 as it continues to add the necessary operational and administrative infrastructure to support the anticipated growth of the Company.

Income (Loss) from Continuing Operations. The increase in income from continuing operations of $550,880 for the three months ended September 30, 1997 as compared to September 30, 1996 is primarily related to the Company terminating its unbundled products and replacing them with the bundled products that it currently sells.

Loss from Discontinued Operations. As of June 30, 1997, management resolved that it would discontinue the operations of World Access. World Access reported a net loss from operations of $105,554 for the three months ended September 30, 1997.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                  Item 2. Mangement's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

Liquidity and Capital Resources

Through June 30, 1997, the Company had experienced losses from continuing operations. It has financed its operations through certain equity transactions completed in fiscal 1996, the exercise of warrants in fiscal 1997 and through operating cash flow. While the Company reported income for both its fourth quarter of fiscal 1997 and first quarter of fiscal 1998, and believes that it will be profitable for fiscal 1998, it remains significantly undercapitalized. The Company currently has plans to put its own switching platforms in place, however, that will be dependent on its ability to raise financing in the near future.

The Company's major components of cash flows are as follows:

                                                       Three Months Ended
                                                          September 30,
                                                     ---------------------
                                                       1997         1996
                                                     ---------   ---------
Net cash used in operating activities                $(238,278)  $(488,869)
Net cash (used in) provided by investing activities    (40,167)    179,063
Net cash provided by financing activities               31,875          --
                                                     ---------   ---------
Net decrease in cash                                 $(246,570)  $(309,806)
                                                     =========   =========

Net cash used by operating activities during the three months ended September 30, 1997 was $238,278 as compared to $488,869 for the three months ended September 30, 1996. The decrease of $250,591 is primarily related to net income of $56,641 for the three months ended September 30, 1997 as compared to the net loss of $388,685 for the three months ended September 30, 1996. Further, non-cash charges had a net increase of $316,407, of which the largest was for the reduction of deferred income as of September 30, 1996 relating to the Company's unbundled products at that time. In addition, the Company had a net increase in amortization of $42,866 relating to its intangibles. Other significant operating changes, which are primarily related to the Company's growth during the first quarter of fiscal 1998, are net increases in accounts receivable, inventory and accounts payable and other liabilities of $122,894, $614,588 and $577,717, respectively.

The decrease in cash provided by investing activities for fiscal 1997 of $219,230 is primarily related to the Company receiving $150,000 in cash related to the TecLink Note during the three months ended September 30, 1996.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                  Item 2. Mangement's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

The increase in cash provided by financing activities of $31,875 is primarily related to the exercise of warrants to purchase 21,250 shares of the Company's Common Stock at $1.50 per share.

In April of 1996, the Company entered into an agreement whereby it enabled the Company to issue warrants to purchase an aggregate of 4,203,124 shares of its Common Stock to four individuals and six corporations in exchange for trade secrets, customer bases and other intangible property. Warrants to purchase 3,677,082 shares of the Company's Common Stock were actually issued. The remaining warrants to purchase 526,042 shares of Common Stock were held awaiting the delivery of certain assets to the Company. Those assets were never received and the Company never issued the warrants to the three parties. Of the warrants issued, warrants to purchase 1,333,334 and 2,343,748 shares of Common Stock are exercisable at $13.20 and $1.50 per share, respectively. The warrants have a term of five years commencing April 23, 1996 and are callable by the Company, upon 30 days notice, at a call price of $.10 per warrant to purchase one share. As of November 17, 1997, 530,633 shares of Common Stock have been issued related to the exercise of warrants at $1.50 per share.

To date, capital expenditures have not been material. However, if the Company is capable of obtaining financing to fund the purchase of equipment and software related to switching platforms, the Company plans to purchase $1,200,000 of such equipment and software by December 31, 1997, and would look to purchase an additional $3,000,000 of equipment and software by December 31, 1998.

The Company, during fiscal 1997, acquired the customer bases of certain of its distributors through the release of their outstanding obligations to the Company. In connection with one of these transactions, the Company agreed to a $182,000 note payable with interest at 8% per annum. The payments under this note commence November 1, 1997 with the last payment being due October 1, 1998.

The Company believes that its current cash requirements can be funded by its operations for the next twelve months. However, its plans to acquire the switching platforms, which would eventually impact its gross margins in a positive manner, and to continue to grow its core line of business is significantly hampered by the Company's undercapitalization and will be contingent on its ability to raise additional financing.

Seasonality

The business of the Company does not experience significant seasonality.

Inflation

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                  Item 2. Mangement's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the employee stock-based compensation provision of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts, assuming the fair value method was adopted July 1, 1995. The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flow.

In December 1996, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires all prior period earnings per share data to be restated to conform to the provisions of the statement. The Company will adopt SFAS No. 128 for the three and six months ended December 31, 1997. The adoption of this standard is not expected to have a material effect on the Company's earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 130, effective for all years beginning after December 31, 1997, requires comparative information for earlier years and early adoption is permitted. The Company intends to adopt SFAS No. 130 effective July 1, 1998. Results of operations and financial position will be unaffected by implementation of this standard.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                  Item 2. Mangement's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

Risk Factors

Dependence on Long Distance Provider

The Company currently depends upon Premiere and Frontier to provide the Company with the bundled prepaid phone cards that it resells to its customers. The Company's ability to resell the phone cards depends upon whether it can continue to maintain a favorable relationship with its providers. The Company's long distance providers may terminate upon breach of certain conditions. Although the Company believes that the likelihood of such a termination is remote, the Company does not have a specific contingency arrangement in place to provide for such termination.

Competition

The prepaid or debit card sector of the long distance market is highly competitive and is affected by the constant introduction of new cards and services by industry participants. Competition in the prepaid card sector of the long distance business is based upon pricing, customer service and perceived reliability of the prepaid phone cards. Several of the Company's competitors are substantially larger and have greater financial, technical and marketing resources than the Company. The ability of the Company to compete effectively in the prepaid sector of the long distance market will depend upon the Company's continued ability to provide highly reliable phone cards at prices competitive with, or lower than, those charged by its competitors.

Financing Requirements

To date, the Company remains undercapitalized and cannot finance its expansion as quickly as opportunities arise. In order for the Company to be successful in its current plans for expansion and to continue with its plans to construct its own switching platforms, the Company will be required to obtain financing. There can be no assurance that such financing will be available on acceptable terms, or at all, to the Company.

Litigation

The Company and its Chief Executive Officer have been named as defendants in a legal action in Mississippi in the case entitled Heritage Graphics, Inc.("Heritage") vs. Telephone Electronics Corporation (see Part II, Item 1. Legal Proceedings). The complaint alleges, among other things, that the defendants breached a contractual agreement and conspired to have Heritage go out of business. The complaint seeks damages of $500 million. The Company believes that the case has no merit and intends to vigorously contest the complaint. The case has been rescheduled to go to trial in August, 1998. There is no assurance as to the outcome of the litigation. However, in the event of a decision adverse to the Company, the Company's business, financial condition, operating results and the Company's stockholders, could be materially adversely

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                  Item 2. Mangement's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

affected. While the Company has an indemnification agreement with TEC which calls for the Company to be indemnified for all claims regarding Heritage which arose prior to January 20, 1996, it is unknown as of this date what impact it will have in the event of a decision adverse to the Company.

Outstanding Warrants and Options

As of November 17, 1997, the Company had warrants and options outstanding to purchase 3,878,949 shares of the Company's Common Stock at exercise prices ranging from $1.50 to $14.50 per share and an average price of $5.19 per share. Warrants and options outstanding for 3,478,949 shares of Common Stock are immediately exercisable. To the extent that the outstanding warrants and options are exercised, dilution to the interest of the Company's stockholders may occur. Further, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding warrants and options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by the outstanding warrants and options.

Dependence on Key Personnel

The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and any key technical personnel that may be needed in connection with the Company's plans to construct its own switching platform. The loss of services of any of its executive officers or key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's future success also depends on its continuing ability to identify, attract and hire qualified personnel as it expands its lines of business. There can be no assurance that the Company will be able to attract and hire qualified technical and managerial personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

Market Listing; Volatility of Stock Price

The Company's Common Stock is traded on the OTC Bulletin Board. To date, the trading of the Company's Common Stock has been relatively illiquid with its market price being subject to wide fluctuations. There can be no assurance that an active public market for the Common Stock will develop or be sustained. Further, the market price of the Company's Common Stock will most likely continue to be highly volatile based on quarterly results of operations, announcements of new products or lines of business by the Company or its competitors or other events or factors.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                                     Part II - Other Information
================================================================================

Item 1.  Legal Proceedings

         In June of 1996, the Company became a co-defendant in a legal action in the Circuit Court for the First Judicial District of Hinds County in Jackson, Mississippi in the case entitled Heritage Graphics Inc., et. al. v. Telephone Electronics Corporation, et. al. Civ. No. 251-96-000492. The named plaintiffs in the action are: Heritage Graphics, Inc.; Thomas L. Gould, Jr.; Suzanne G. Gould; and Rainey Scott. The named defendants in the action are: Telephone Electronics Corporation d/b/a TecLink; TecLink, Inc.; the Company; Asynchronous Technologies, Inc.; Barbara Scott; Ronald D. Anderson, Sr. d/b/a Anderson Engineering; Walter Frank; and Frank Magliato. The second Amended Compliant filed in the action alleges a wide-spread conspiracy on the part of all of the defendants to destroy Heritage and to eliminate it as a competitor in the Internet services provider market. The heart of the complaint's allegations concerns an alleged joint venture. Through the vehicle of this prospective joint venture, the Company and others allegedly duped Heritage into surrendering its trade secrets, its services, its intellectual property, its expertise, etc., to the Company. The complaint alleges that, in essence, the deal materialized, Heritage's owners never received the stock, and Heritage was never "rolled into" a new entity, TecLink, Inc. The complaint's lesser allegations are that (i) defendants conspired to slander the business reputations of Heritage and Tom Gould; and (ii) TEC and the Company are jointly and severally liable to it for $268,245 worth of production work and consulting services provided over the September to December 1995 time period. The plaintiffs seek damages of $500 million.

         The Company is not aware of any evidence to support the plaintiffs' claim of a joint venture. The Company believes that the plaintiffs' claims are without merit. Further, the Company believes that its counterclaims are sufficiently well grounded to offset any judgment entered against the Company.

         The case has been rescheduled to go to trial in August, 1998. While the Company has an indemnification agreement with TEC which calls for the Company to be indemnified for all claims regarding Heritage which arose prior to January 20, 1996, it is unknown as of this date what impact it will have in the event of a decision adverse to the Company.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                                     Part II - Other Information
================================================================================

Item 4. Submission of Matters to a Vote of Security Holders

        (a) Not applicable;

        (b) Not applicable;

        (c) Not applicable.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27-Financial Data Schedule.

        (b) Reports on Form 8-K

            None.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                                     Part II - Other Information
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 1997      DigiTEC 2000, Inc.
                             ---------------------------------------------------
                             (Registrant)


                             By: /s/ Frank C. Magliato
                                 -----------------------------------------------
                                 Frank C. Magliato
                                 Chief Executive Officer, President and Director

                             By: /s/ Keith A. McGowan
                                 -----------------------------------------------
                                 Keith A. McGowan
                                 Vice President of Finance

                             By: /s/ Diego E. Roca
                                 -----------------------------------------------
                                 Diego E. Roca
                                 Vice President of Operations
                                 and Secretary