Form 10-Q
period 1997-12-31
DIGITEC 2000 INC
filed 1998-02-13
CIK 1048729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-23291

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

                                  Yes X     No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes __    No __

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 5,434,766 outstanding as of February 12,1998.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                                           Index
================================================================================

Part I - Financial Information

            Item 1. Consolidated Financial Statements:

                    Balance sheets as of December 31, 1997 and
                      June 30, 1997                                           3

                    Statements of operations for the three and
                      six months ended December 31, 1997 and 1996             4

                    Statement of stockholders' equity (deficit)
                      for the six months ended December 31, 1997              5

                    Statements of cash flows for the six months
                      ended December 31, 1997 and 1996                        6

                    Notes to consolidated financial statements             7-13

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   14-22

                    Risk Factors                                          23-24

Part II - Other Information

            Items 1-6                                                     25-26

            Signatures                                                       27

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                                     Consolidated Balance Sheets

                                                                     (Unaudited)
================================================================================

                                                              December 31, 1997    June 30, 1997
-------------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                              $  176,217       $  727,197
   Accounts receivable, net of allowance for bad debts of $75,000
      and $60,000, respectively                                       3,691,771        1,868,227
   Inventory                                                            964,932          218,877
   Prepaid expenses                                                     101,639           11,814
   Net assets of discontinued operations                                 84,398               --
-------------------------------------------------------------------------------------------------
           Total current assets                                       5,018,957        2,826,115
Property and equipment, net                                             118,140           64,397
Intangibles, net                                                        494,445          606,920
Goodwill, net                                                           491,788               --
Other assets                                                            131,287           29,291
-------------------------------------------------------------------------------------------------
                                                                     $6,254,617       $3,526,723
=================================================================================================
Liabilities and Stockholders' Equity (Deficit)
Current:
   Accounts payable                                                  $5,950,093       $2,842,891
   Accrued expenses and other current liabilities                       408,706          290,799
   Note payable - current                                               192,521          117,610
   Net liabilities of discontinued operations                                --          211,502
-------------------------------------------------------------------------------------------------
           Total current liabilities                                  6,551,320        3,462,802
Note payable                                                             12,481           64,390
Deferred rent                                                            76,000           71,000
-------------------------------------------------------------------------------------------------
           Total liabilities                                          6,639,801        3,598,192
-------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 1,000,000 shares authorized; no
      shares outstanding                                                     --               --
   Common stock, $.001 par value, 100,000,000 shares authorized;
      5,117,433 and 4,858,418 shares issued and outstanding,
      respectively                                                        5,117            4,858
   Additional paid-in capital                                         4,411,779        3,602,462
   Accumulated deficit                                               (4,802,080)      (3,678,789)
-------------------------------------------------------------------------------------------------
           Total stockholders' equity (deficit)                        (385,184)         (71,469)
-------------------------------------------------------------------------------------------------
                                                                     $6,254,617       $3,526,723
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Operations

                                                                     (Unaudited)
================================================================================

                                                              For the Three Months Ended            For the Six Months Ended
                                                                      December 31,                         December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                 1997              1996              1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 11,432,730      $  2,130,845      $ 24,613,043      $  4,663,146
Cost of sales                                                 10,943,831         2,028,600        22,959,045         4,652,319
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                   488,899           102,245         1,653,998            10,827

Selling, general and administrative expenses                   1,222,451           369,584         2,069,674           666,850
--------------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                              (733,552)         (267,339)         (415,676)         (656,023)
--------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Loss from operations of Cellular division                       (371,380)               --          (527,061)               --
Loss from operations of World Access                                  --                --          (105,554)               --
Loss on disposal of Cellular division                            (75,000)               --           (75,000)               --
--------------------------------------------------------------------------------------------------------------------------------
   Loss from discontinued operations                            (446,380)               --          (707,615)               --
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                    $ (1,179,932)     $   (267,339)     $ (1,123,291)     $   (656,023)
================================================================================================================================
Net loss per common share-basic and diluted:
   From continuing operations                               $       (.14)     $       (.06)     $       (.08)     $       (.14)
   From discontinued operations                                     (.09)               --              (.15)               --
--------------------------------------------------------------------------------------------------------------------------------
                                                            $       (.23)     $       (.06)     $       (.23)     $       (.14)
================================================================================================================================
Weighted average number of common and
   common equivalent shares outstanding                        5,050,649         4,664,427         4,954,649         4,664,427
================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                        Consolidated Statement of Stockholders' Equity (Deficit)
                                                                     (Unaudited)
================================================================================

Six Months Ended December 31, 1997
--------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock
                                                --------------------    Additional      Accumulated   Total stockholders'
                                                  Shares      Amount  paid-in capital     deficit      equity (deficit)
--------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1997                           4,858,418     $4,858     $3,602,462     $(3,678,789)     $   (71,469)
For the six months ended December 31, 1997:
   Exercise of warrants                           206,383        206        309,370              --          309,576
   Acquisition of Ameridial, Inc.                  52,632         53        499,947              --          500,000
   Net loss                                            --         --             --      (1,123,291)      (1,123,291)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      5,117,433     $5,117     $4,411,779     $(4,802,080)     $  (385,184)
==========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Six Months Ended December 31,                                                            1997      1996
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                       $(1,123,291)     $(656,023)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                  120,686         26,524
        Depreciation                                                                   18,699          3,828
        Deferred rent                                                                   5,000             --
        Deferred income                                                                    --       (567,136)
        (Increase) decrease in:
           Accounts receivable                                                     (1,823,544)       (39,137)
           Inventory                                                                 (746,055)      (315,853)
           Prepaid expenses and other assets                                         (191,821)       417,565
        Increase (decrease) in:
           Accounts payable and accrued expenses                                    3,225,110        454,448
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities of continuing
                   operations                                                        (515,216)      (675,784)
   Net cash used in operating activities of discontinued operations                  (295,900)            --
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                                (811,116)      (675,784)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                               (72,442)       (20,727)
   Proceeds from repayment of related party loans                                          --         42,000
   Payment received on note receivable                                                     --        200,000
--------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by investing activities                   (72,442)       221,273
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Note payable-auto                                                                   23,002             --
   Proceeds from exercise of warrants                                                 309,576             --
--------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                             332,578             --
--------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                 (550,980)      (454,511)
Cash (including $367,363 of restricted cash at
    June 30, 1996), beginning of period                                               727,197        509,117
--------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $   176,217      $  54,606
==============================================================================================================

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

1. Summary of            (a)  Business
   Significant
   Accounting Policies        DigiTEC 2000, Inc. (formerly Promo Tel, Inc., the
                              "Company") is primarily engaged in the
                              distribution, marketing and management of prepaid telephone calling cards. It currently markets its telephone calling card products throughout the United States, Virgin Islands and Puerto Rico.

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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

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

                         (c)  Principles of Consolidation

                              The consolidated financial statements include the accounts of the Company and, from June 1, 1997 and October 31, 1997, respectively, (Notes 2 and 3), its wholly-owned subsidiaries, World Access Solutions, Inc. ("World Access") and Ameridial, Inc.("Ameridial"). All significant intercompany balances and transactions have been eliminated.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                              The consolidated financial statements and related notes thereto as of December 31, 1997 and for the three and six months ended December 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for June 30, 1997 was derived from the audited consolidated financial statements included in the Company's Form 10. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.

                         (d)  Earnings Per Share

                              In December 1996, the Financial Accounting
                              Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform to this statement. The adoption of SFAS No. 128 did not have a material effect on the Company's earnings per share.

                              Basic earnings (loss) per share is calculated using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average shares outstanding during the period and dilutive potential common shares. The dilutive earnings
                              (loss) per share has not been presented since the effect of the options and warrants to purchase Common Stock was anti-dilutive. The weighted average shares have been retroactively adjusted to reflect the exchange of the 1,333,334 shares and the one-for-six reverse stock split (Note 1(b)).

                         (e)  Reclassifications

                              Certain amounts as previously reported have been reclassified to conform to the 1997 presentation.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

2. Acquisition of             On October 31, 1997, the Company entered into an
   Ameridial, Inc.            agreement for the acquisition of all of the
                              outstanding shares of Ameridial, Inc., in exchange for 52,632 shares of the Company's common stock.
                              The shares were valued based on the closing market price on October 31, 1997 of $9.50 per share. The acquisition was recorded under purchase accounting with the entire value of the transaction being attributed to goodwill to be amortized over 15 years.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

3. Discontinued          (a)  World Access
   Operations
                              The Company owned 40.3% of the outstanding common stock of TecLink, Inc. ("TecLink"). The Company helped establish TecLink as a Mississippi-based internet service provider by selling to TecLink certain internet service provider assets, intellectual property, computer hardware, software and office equipment (that it had previously purchased from Telephone Electronics Corporation, a related company, and others) as well as an exclusive value added reseller distribution contract from Hughes Corporation ("Hughes"). The
                              Company received in the sale $50,000 cash and a 6% per annum promissory note of $2,405,000 due the earlier of December 31, 1998 or upon the completion of TecLink's initial public offering
                              (the "Note"). The Note was collateralized by the assets of TecLink. $250,000 became due upon the completion of a private placement of TecLink's common stock. The Company accounted for its investment in TecLink's common stock under the equity method. As a result of TecLink's loss for the year ended June 30, 1996, the investment was written down to $-0- as of that date. The Company did not reduce its carrying value of the note at June 30, 1996 since it received the first $250,000 upon its due date and believed that its security interest in the assets of TecLink was sufficient at June 30, 1996 to cover the balance of the note.
                              Hughes and TecLink never reached an accord as to Hughes' responsibilities under the distribution contract. As such TecLink, was never able to fully implement its business plan. As a result of this and other factors, TecLink's initial public offering was never consummated and TecLink continued to experience losses. Due to the continuing losses, the Company entered into an agreement to acquire the net assets as partial satisfaction of its outstanding balance of the Note from TecLink ($2,105,000).

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

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

                              On October 1, 1997, the Company entered into an agreement (the "Agreement") to sell the customer base, the hardware related to servicing the customer base and its obligations under World Access' leases for its premises and telephone equipment to Meta3, Inc. ("Meta3"), a Mississippi corporation in a similar line of business. The Agreement calls for Meta3 to pay for the subscribers at $10 per month per customer for ten months. The amount to be paid will be adjusted by the identified customer base's net attrition rate for the first five months of the purchase period. As a result of the Agreement and the Company's plan to dispose of the remaining assets and liabilities, the Company recorded a loss on disposal of $893,347 for the year ended June 30, 1997. For the three and six months ended December 31, 1997, the Company incurred an additional loss of $0 and $105,554, respectively, on the discontinued operations of World Access. At December 31, 1997, $50,000 remains accrued for the estimated loss related to the operations of World Access for the year ended June 30, 1998. The assets and liabilities of World Access, as of December 31, 1997 are as follows:

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

                              Accounts receivable                  $   23,000

                              Inventory                               123,000

                              Receivable from Meta3                   246,000

                              Other assets                             12,000

                              Accounts payable                       (132,497)

                              Other liabilities                      (230,000)
                              --------------------------------------------------
                              Net assets of World Access           $   41,503
                              ==================================================

                              The Company intends to use the proceeds from the sale of the assets to Meta3, as well as the proceeds from the sale or collection of the remaining assets, to liquidate the liabilities.

                              (b) Cellular division

                              On December 31, 1997, management adopted a formal plan to abandon the operations of its cellular division as a result of the Company's continuing plan to conserve assets to focus on and expand its core business. The Company recorded a loss of $371,380 and $527,061, respectively, for the three and six months ended December 31, 1997. At December 31, 1997, $75,000 is recorded for the estimated additional losses related to the operations of the cellular division for the period subsequent to the six months ended December 31, 1997. The Company does not anticipate any additional charges to be recognized related to the operations of its cellular division. The net assets of the cellular division, which consist of accounts receivable, inventory and other liabilities, totaled $42,895 at December 31, 1997. The operations of the cellular division were completely ceased by February 1, 1998.

4. Subsequent Event      On February 2, 1998, warrants to purchase 317,333
                         shares of the Company's common stock were exercised resulting in net proceeds to the Company of approximately $476,000.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

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

The Company's sales are primarily derived from the resale of bundled prepaid telephone cards. The Company resells the cards, at a discount off the face value of the cards, to either master distributors or retail outlets, depending on the locality of distribution. The Company's cost of sales consists primarily of the purchase of the prepaid card at a greater discount off the face value than what they sell it for, thereby receiving its gross margin on the difference of discounts given to its customers and the discounts the Company receives from its long distance provider. Since the card is sold to the Company as a bundled product, the long distance provider is liable to the end user for the time remaining on the cards. At the point of sale, the Company has no further obligation towards the cards sold. During fiscal 1996 and the three months ended September 30, 1996, one of the products sold by the Company was a proprietary switchless unbundled phone card. Under this arrangement, the Company negotiated and was responsible to the long distance carriers and platform provider for the long distance usage and related platform fee charges incurred in connection with providing service to the end users (unlike the bundled products whereby the Company is acting as a distributor of phone cards). Since the Company was not liable for the usage and platform fees on the underlying traffic until it was consumed by the end user, the Company was required to record deferred revenue for any unused time on cards sold.

The Company believes that its ability to negotiate competitive rates with its long distance providers, to create brand awareness and to connect with certain ethnic markets are the primary reasons for its sales increases in fiscal 1997 and for the three and six months ended December 31, 1997 as compared to the three and six months ended December 31, 1996. While the Company has been able to negotiate fair and competitive rates from its long distance providers, the Company intends to lessen its dependence on such providers to a certain

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

extent through the construction of its own platforms. As a result of the deployment of the Company's own platforms, the Company would look to negotiate more competitive rates with its long distance providers. Based on the Company's cost analysis, the total cost per call under the platforms is expected to be less than the bundled card product that it presently purchases. This is expected to have positive impact on the Company's gross margins as well as its cash generated from operations. The Company may continue to purchase the cards as a bundled product. The Company is presently negotiating for the construction of its platforms; however, it has not yet entered into any definitive agreements related to the purchase of such equipment to date or the related financing of such equipment.

Three Months Ended  December 31, 1997 Compared to
  Three Months Ended December 31, 1996

Sales. Sales for the three months ended December 31, 1997 increased by $9,301,885 or 436.5% over the second quarter of the prior year. For the three months ended December 31, 1996, the Company's sales were $2,130,845 as the Company was still introducing its Company branded, bundled products (cards purchased from a provider) that it commenced during the three months ended September 30, 1996, and also competing in a highly competitive marketplace.

During the second quarter of fiscal 1997, the Company negotiated an agreement with Frontier Corporation ("Frontier"). This resulted in the offering of more reliable and competitively priced products by the Company that, by the end of the second half of fiscal 1997, became more recognizable by consumers, thereby increasing brand awareness. As a result of the Company's continuing brand awareness into fiscal 1998, the Company's sales for the three months ended December 31, 1997 were $11,432,730. Sales for the second quarter of fiscal 1998 were impacted by the Company altering its relationship with a master distributor who accounted for 42% and 54% of sales during the three months ended September 30, 1997 and the year ended June 30, 1997, respectively. During September, 1997, the Company terminated the exclusivity clause in the agreement with this master distributor. This master distributor accounted for 8% of sales for the three months ended December 31, 1997. The Company does not anticipate an extended period of decreased sales as a result of this change since the Company has the proper infrastructure in place to deliver products directly to the sub-distributors and retailers. Due to this change and expansion into new areas of distribution, the Company anticipates that its concentration of sales with any particular customer will be significantly reduced for fiscal 1998.

Cost of Sales. The Company's cost of sales for the three months ended December 31, 1997 increased to $10,943,831 from $2,028,600 for the three months ended December 31, 1996. The increase of $8,915,231 or 439.4% was primarily related to the increase in revenues that the Company experienced in the three months ended December 31, 1997 as compared to the second quarter in the prior year.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

Gross Profit. Gross profit for the three months ended December 31, 1997 was $488,899 as compared to a gross profit of $102,245 for the three months ended December 31, 1996. While the Company's gross profit as a percentage of sales was in line with the three months ended December 31, 1996, it decreased as compared to the three months ended September 30, 1997. The decrease resulted from the Company increasing its discounts to sub-distributors to generate sales in order to try to maintain its market share as it moved away from its significant master distributor (See Sales above). The Company anticipates that it will increase its rates to its customers as it evaluates its relationship with its sub-distributors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1997 increased to $1,222,451 from $369,584 for the three months ended December 31, 1996. This increase of $852,867 or 230.8% is primarily related to the increase in volume over the three months ended December 31, 1996 and the Company's plan to increase its infrastructure in anticipation of moving its existing brands to a switched-based platform and expansion into other segments of the telecommunications industry.

Salaries and personnel related expenses increased by $328,851 as the Company's employees increased to 68 full-time employees by December 31, 1997. The increase in employees has been fueled by the increase in operations as well as the commencement of a carrier services division to broker rates between carriers as well as negotiate rates for the Company as it introduces its current brands under an unbundled arrangement and introduces new services. In addition, the Company added personnel in anticipation of the Company's plan for growth in the later half of fiscal 1998.

The Company's rent expense increased by $40,444 primarily due to rental payments under the lease for the Company's new distribution and administrative headquarters which the Company began occupying April 1, 1997. Advertising, telephone, utilities, travel and entertainment and repairs and maintenance increased by $152,115, $63,268, $28,864, $24,857, and $23,281, respectively, primarily related to an increase in the Company's business. The Company's professional fees also increased by $54,064 primarily due to having increased needs for accounting and corporate consulting. Amortization related to intangibles increased by $51,297 primarily due to the acquisition of customer bases during fiscal 1997. Administrative field expenses increased to $55,752 for the three months ended December 31, 1997 as the Company expanded its field routes to retail locations. The Company also incurred $28,366 related to shareholder relations and filing expenses incurred in connection with complying with the reporting regulations promulgated by the Securities and Exchange Commission ("SEC"). During fiscal 1997, the Company was exempt from complying and therefore, was not required to report with the SEC. The Company anticipates its overhead expenses to continue to increase during fiscal 1998 as it continues to add the necessary operational and administrative infrastructure to support the anticipated growth of the Company.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

Loss from Continuing Operations. The increase in loss from continuing operations of $466,213 for the three months ended December 31, 1997 as compared to December 31, 1996 is primarily related to the Company expanding its infrastructure in anticipation of expanding its lines of business.

Loss from Discontinued Operations. As of December 31, 1997, management, in connection with its plan to conserve assets to expand its core business, resolved that it would discontinue the operations of its conventional cellular operations division by terminating its operations. The Company recognized a net loss from the operations of the cellular division of $371,380 for the three months ended December 31, 1997. At December 31, 1997, the Company recorded $75,000 for the estimated additional loss of abandoning the cellular operations. The operations of the cellular division were completely discontinued by February 1, 1998.

Six Months Ended December 31, 1997
Compared to Six Months Ended December 31, 1996

Sales. Sales for the six months ended December 31, 1997 increased by $19,949,897 or 427.8% over the six months ended December 31, 1996. For the six months ended December 31, 1996, the Company's sales were $4,663,146 primarily due to the Company introducing its first Company branded, bundled products (cards purchased from a provider) during the first quarter of fiscal 1997 and also competing in a highly competitive marketplace. Further, the Company terminated selling its own switchless unbundled products (platform switching and minutes provided by an independent third party), which were both unreliable and not competitively priced, and selling other competitors' cards which it had done during fiscal 1996.

During the second quarter of fiscal 1997, the Company negotiated an agreement with Frontier. This resulted in the offering of more reliable and competitively priced products by the Company that, by the end of the second half of fiscal 1997, became more recognizable by consumers, thereby increasing brand awareness. As a result of the Company's continuing brand awareness into fiscal 1998, the Company's sales for the six months ended December 31,1997 were $24,613,043. Sales for the first half of fiscal 1998 were impacted by the Company altering its relationship with a master distributor who accounted for 42% and 54% of sales during the three months ended September 30, 1997 and the year ended June 30, 1997, respectively. During September, 1997, the Company terminated the exclusivity clause in the agreement with this master distributor. This master distributor accounted for 26% of sales during the six months ended December 31, 1997. The Company does not anticipate an extended period of decreased sales as a result of this change since the Company has the proper infrastructure in place to deliver products directly to the sub-distributors and retailers. Due to this change and expansion into new areas of distribution, the Company anticipates that its concentration of sales with any particular customer will be significantly reduced for fiscal 1998.

Cost of Sales. The Company's cost of sales for the six months ended December 31, 1997 increased to $22,959,045 from $4,652,319 for the six months ended December 31, 1996. The increase of $18,306,726

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

or 393.5% was primarily related to the increase in revenues that the Company experienced in the three months ended December 31, 1997 as compared to the same period in the prior year.

Gross Profit. Gross profit for the six months ended December 31, 1997 was $1,653,998 as compared to a gross profit of $10,827 for the six months ended December 31, 1996. During the first quarter of fiscal 1997, the Company terminated its switchless unbundled phone card since it had taken numerous returns for cards that it had sold in that quarter that were unreliable. In addition, the Company replaced the returned cards with cards from its new bundled programs at no charge. Further, the Company introduced its first Company branded bundled products at very steep discounts in order to gain market share. As a result, the Company reported a gross loss for the three months ended September 30, 1997. During the six months ended December 31, 1997, the Company's gross profit increased over the prior year due to the Company's large increase in market share and its ability to negotiate competitive rates with its current providers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1997 increased to $2,069,674 from $666,850 for the six months ended December 31, 1996. This increase of $1,402,824 or 210.4% is primarily related to the increase in volume over the six months ended December 31, 1996 and Company's plan to increase its infrastructure in anticipation of moving its existing brands to a switched-based platform and expansion into other segments of the telecommunications industry.

Salaries and personnel related expenses increased by $553,153 as the Company's employees increased to 68 full-time employees by December 31, 1997. The increase in employees has been fueled by the increase in operations as well as the commencement of a carrier services division to broker rates between carriers as well as negotiate rates for the Company as it introduces its current brands under an unbundled arrangement and introduces new services. In addition, the Company added personnel in anticipation of the Company's plan for growth in the later half of fiscal 1998.

The Company's rent expense increased by $85,570 primarily due to rental payments under the lease for the Company's new distribution and administrative headquarters which the Company began occupying April 1, 1997. Advertising, telephone, travel and entertainment, repairs and maintenance, office and utilities expenses increased by $210,419, $76,711, $55,926, $43,437, $55,466 and
$28,484, respectively, primarily related to an increase in the Company's business. The Company's professional fees also increased by $135,935 primarily in connection with the Company's role in the Heritage litigation (See Part II, Item 1. Legal Proceedings) as well as having increased needs for accounting and corporate consulting. Administrative field expenses increased to $74,782 for the six months ended December 31, 1997 as the Company expanded its field routes to retail locations. Amortization related to intangibles increased by $94,162 primarily due to the acquisition of customer bases during fiscal 1997. The Company also incurred $28,366 related to shareholder relations and filing expenses incurred in connection with complying with the reporting regulations promulgated by the Securities and Exchange Commission ("SEC"). During fiscal 1997, the Company was

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

exempt from complying and therefore, was not required to report with the SEC. The Company anticipates its overhead expenses to continue to increase during fiscal 1998 as it continues to add the necessary operational and administrative infrastructure to support the anticipated growth of the Company.

Loss from Continuing Operations. The decrease in loss from continuing operations of $240,347 for the six months ended December 31, 1997 as compared to the same period in the prior year is primarily related to the Company terminating its unbundled products and replacing them with the bundled products that it currently sells offset by the Company increasing its infrastructure in anticipation of expanding its lines of business.

Loss from Discontinued Operations. As of June 30, 1997, management resolved that it would discontinue the operations of World Access. The Company recognized a net loss from the operations of World Access of $105,554 for the six months ended December 31, 1997. The Company does not anticipate any additional charges to be recognized related to World Access' operations.

As of December 31, 1997, management, in connection with its plan to conserve assets to expand its core business, resolved that it would discontinue the operations of its conventional cellular operations division by terminating its operations. The Company recognized a net loss from the operations of the cellular division of $527,061 for the six months ended December 31, 1997. At December 31, 1997 the Company recorded $75,000 for the estimated additional loss of abandoning the cellular operations. The operations of the cellular division were completely discontinued by February 1, 1998.

Liquidity and Capital Resources

The Company has financed its operations through certain equity transactions completed in fiscal 1996, the exercise of warrants in fiscal 1997 and the six months ended December 31, 1997 and through operating cash flow. The Company has plans to expand its lines of business and to put its own switching platforms in place, however, consummation of those plans will be dependent on its ability to raise financing.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

The Company's major components of cash flows are as follows:

                                                  Six Months Ended December 31,
                                                  -----------------------------
                                                       1997             1996
                                                     =========        =========
Net cash used in operating activities                $(811,116)       $(675,784)

Net cash (used in) provided by investing
  activities                                           (72,442)         221,273

Net cash provided by financing activities              332,578               --
                                                     ---------        ---------

Net  decrease in cash                                $(550,980)       $(454,511)
                                                     =========        =========

Net cash used by operating activities during the six months ended December 31, 1997 was $811,116 as compared to $675,784 for the six months ended December 31, e1996. The increase of $135,332 is primarily related to a net loss of $1,123,291 for the six months ended December 31, 1997 as compared to the net loss of $656,023 for the six months ended December 31, 1996. Further, non-cash charges had a net increase of $681,169 of which the largest was for the reduction of deferred income as of December 31, 1996, relating to the Company's unbundled phone card terminated during the three months ended September 30, 1996. In addition, the Company had a net increase in amortization of $94,162 relating to its intangibles. Other significant operating changes, which are primarily related to the Company's growth during the first six months of fiscal 1998, are net increases in accounts receivable, inventory and accounts payable and other liabilities of $1,784,407, $430,202 and $2,770,662, respectively. Prepaid expenses and other assets had a net increase of $609,386, primarily related to prepaid minutes the Company had at the end of fiscal 1996 related to the switchless unbundled product that it terminated during the three months ended September 30, 1996.

The decrease in cash provided by investing activities for fiscal 1997 of $293,715 is primarily related to the Company receiving $200,000 in cash related to the TecLink Note during the six months ended December 31, 1996.

The increase in cash provided by financing activities of $332,578 is primarily related to the exercise of warrants to purchase 206,383 shares of the Company's Common Stock at $1.50 per share.

In April of 1996, the Company entered into an agreement whereby it enabled the Company to issue warrants to purchase an aggregate of 4,203,124 shares of its Common Stock to four individuals and six corporations in exchange for trade secrets, customer bases and other intangible property. Warrants to purchase 3,677,082 shares of the Company's Common Stock were actually issued. The remaining warrants to purchase 526,042 shares of Common Stock were held awaiting the delivery of certain assets to the Company. Those assets were

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

never received and the Company never issued the warrants to the three parties. Of the warrants issued, warrants to purchase 1,333,334 and 1,495,782 shares of Common Stock are exercisable at $13.20 and $1.50 per share, respectively. The warrants have a term of five years commencing April 23, 1996 and are callable by the Company, upon 30 days notice, at a call price of $.10 per warrant to purchase one share. As of February 10, 1998, 847,966 shares of Common Stock have been issued related to the exercise of warrants at $1.50 per share.

To date, capital expenditures have not been material. However, if the Company is capable of obtaining financing to fund the purchase of equipment and software related to switching platforms, the Company plans to purchase $1,200,000 of such equipment and software by June 30, 1998, and would look to purchase an additional $3,000,000 of equipment and software by December 31, 1998.

In connection with the Company's plan to commence a carrier services division, the Company entered into an agreement for the acquisition of all of the outstanding shares of Ameridial, Inc., in exchange for 52,632 shares of the Company's common stock, on October 31, 1997. The objective of the division is to broker rates between carriers as well as negotiate rates for the Company as it introduces its current brands under an unbundled arrangement and introduces new services.

The Company believes that its current cash requirements can be funded by its operations for the next twelve months. However, its plans to acquire the switching platforms, which would eventually impact its gross margins in a positive manner, and to continue to grow its core line of business will be contingent on its ability to raise additional financing.

Seasonality

The business of the Company does not experience significant seasonality.

Inflation

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

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

In December 1996, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires all prior period earnings per share data to be restated to conform to the provisions of the statement. The adoption of this standard did not have a material effect on the Company's earnings per share.

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

The Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in their date fields. These programs were designed and developed without considering the impact of the upcoming change in the century (the "Year 2000 Issue"). If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company is not currently utilizing any integrated software which will be significantly impacted by the Year 2000 Issue. As a result, the Company does not anticipate any significant expense in ensuring that the Company has adequately provided for any corrections to its existing hardware or software. Furthermore, the Company is currently evaluating an upgrade of its financial and accounting software and has obtained documentation from vendors of such software supporting that the Year 2000 Issue has been addressed.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

affected. While the Company has an indemnification agreement with TEC which calls for the Company to be indemnified for all claims regarding Heritage which arose prior to January 20, 1996, it is unknown as of this date what impact it will have in the event of a decision adverse to the Company.

Outstanding Warrants and Options

As of February 10, 1998, the Company had warrants and options outstanding to purchase 3,491,616 shares of the Company's Common Stock at exercise prices ranging from $1.50 to $14.50 per share and an average price of $5.51 per share. Warrants and options outstanding for 3,113,837 shares of Common Stock are immediately exercisable. To the extent that the outstanding warrants and options are exercised, dilution to the interest of the Company's stockholders may occur. Further, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding warrants and options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by the outstanding warrants and options.

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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

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

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

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

            (c)   Not applicable.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit 2-Acquisition of Ameridial, Inc.
                  Exhibit 27-Financial Data Schedule.

            (b)   Reports on Form 8-K

                  None.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                     Part II - Other Information
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12, 1998               DigiTEC 2000, Inc.
                                       -----------------------------------------
                                       (Registrant)

                                       By: /s/ Frank C. Magliato
                                           -------------------------------------
                                           Frank C. Magliato
                                           Chief Executive Officer, President
                                           and Director

                                       By: /s/ Keith A. McGowan
                                           -------------------------------------
                                           Keith A. McGowan
                                           Vice President of Finance

                                       By: /s/ Diego E. Roca
                                           -------------------------------------
                                           Diego E. Roca
                                           Vice President of Operations
                                           and Secretary