Form 10-Q
period 1998-03-31
DIGITEC 2000 INC
filed 1998-05-15
CIK 1048729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from_________________to________________

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

                              Yes |X|       No |_|


On May 1, 1998, there were outstanding 6,878,300 shares of the registrant's Common Stock, $.001 par value per share.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)
                                                   Quarterly Report on Form 10-Q
                                            for the Quarter Ended March 31, 1998
                                                                           Index

Part I - Financial Information

  Item 1. Financial Statements:

     Consolidated Balance Sheets as of March 31, 1998 and
         June 30, 1997                                                        3
     Consolidated Statements of Operations for the Three and Nine Months
         ended March 31, 1998 and 1997                                        4
     Consolidated Statement of Stockholders' Equity (deficit) for
         the nine months ended March 31, 1998                                 5
     Consolidated Statements of Cash Flows for the Nine Months
         ended March 31, 1998 and 1997                                        6
     Notes to consolidated financial statements                            7-15

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           16-24

  Item 3. Quantitative and Qualitative Disclosure of Market Risk             24

Part II - Other Information

   Items 1, 2 and 6                                                       25-27

   Signatures                                                                28

                                                    Item 1. Financial Statements

                                                     Consolidated Balance Sheets

                                                                                 March 31, 1998  June 30, 1997
--------------------------------------------------------------------------------------------------------------
Assets                                                                            (Unaudited)
Current:
   Cash                                                                           $   283,710    $   727,197
   Accounts receivable, net of allowance for bad debts of $139,087 and
      $60,000, respectively                                                         4,897,723      1,868,227
   Inventory                                                                          470,346        218,877
   Prepaid expenses                                                                   294,528         11,814
   Net assets of discontinued operations                                              171,593             --
--------------------------------------------------------------------------------------------------------------
           Total current assets                                                     6,117,900      2,826,115
Property and equipment, net                                                           176,292         64,397
Intangibles, net                                                                      452,486        606,920
Goodwill, net                                                                         488,889             --
Other assets                                                                          167,473         29,291
--------------------------------------------------------------------------------------------------------------
                                                                                  $ 7,403,040    $ 3,526,723
==============================================================================================================
Liabilities and Stockholders' Equity (Deficit)
Current:
   Accounts payable                                                               $ 1,544,345    $ 2,842,891
   Accrued expenses and other current liabilities                                     246,691        290,799
   Note payable - current                                                             192,584        117,610
   Net liabilities of discontinued operations                                              --        211,502
--------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                1,983,620      3,462,802
Note payable                                                                           12,114         64,390
Deferred rent                                                                         109,408         71,000
--------------------------------------------------------------------------------------------------------------
           Total liabilities                                                        2,105,142      3,598,192
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
      61,050 and no shares issued and outstanding, respectively                     6,105,000             --
   Common stock, $.001 par value, 100,000,000 shares authorized;
      6,868,300 and 4,858,418 shares issued and outstanding, respectively               6,868          4,858
   Additional paid-in capital                                                       8,284,327      3,602,462
   Accumulated deficit                                                             (9,098,297)    (3,678,789)
--------------------------------------------------------------------------------------------------------------
           Total stockholders' equity (deficit)                                     5,297,898        (71,469)
--------------------------------------------------------------------------------------------------------------
                                                                                  $ 7,403,040    $ 3,526,723
==============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                           Consolidated Statements of Operations
                                                                     (Unaudited)

                                                              For the Three Months Ended       For the Nine Months Ended
                                                                       March 31,                       March 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                 1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $  6,359,998    $  7,422,417    $ 31,166,036    $ 12,085,563
Cost of sales                                                   6,234,333       7,352,387      29,840,530      12,004,706
-------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                    125,665          70,030       1,325,506          80,857
Selling, general and administrative expenses                    4,527,437         651,295       6,037,399       1,318,145
-------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                             (4,401,772)       (581,265)     (4,711,893)     (1,237,288)
-------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Loss from operations of Cellular division                              --              --        (527,061)             --
Loss from operations of World Access                                   --              --        (105,554)             --
Loss on disposal of Cellular division                                  --              --         (75,000)             --
-------------------------------------------------------------------------------------------------------------------------
   Loss from discontinued operations                                   --        (581,265)       (707,615)     (1,237,288)
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $ (4,401,772)   $   (581,265)   $ (5,419,508)   $ (1,237,288)
=========================================================================================================================
Net loss per common share-basic and diluted:
   From continuing operations                                $       (.73)   $       (.13)   $       (.80)   $       (.26)
   From discontinued operations                                        --              --            (.12)             --
-------------------------------------------------------------------------------------------------------------------------
                                                             $       (.73)   $       (.13)   $       (.92)   $       (.26)
=========================================================================================================================
Weighted average number of common and
   common equivalent shares outstanding                        5,992,867        4,534,168       5,863,359       4,722,320
=========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Consolidated Statement of Stockholders' Equity (Deficit)
                                                                     (Unaudited)

Nine Months Ended March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                Preferred Stock          Common Stock    Additional                    Total
                                               ----------------        ---------------    paid-in    Accumulated    stockholders'
                                               Shares    Amount        Shares   Amount     capital      deficit    equity (deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1997                                                4,858,418  $4,858   $3,602,462  $(3,678,789)     $(71,469)
For the nine months ended March 31, 1998:
   Exercise of warrants                                              1,957,250   1,957    2,933,918           --     2,935,875
   Acquisition of Ameridial, Inc.                                       52,632      53      499,947           --       500,000
    350,000 Options to Officers & Directors                                               1,248,000                  1,248,000
    Investment, Premiere Communications, Inc.  61,050   6,105,000           --                                       6,105,000
   Net loss                                                                 --      --           --   (5,419,508)   (5,419,508)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                        61,050  $6,105,000    6,868,300  $6,868   $8,284,327  $(9,098,297)   $5,297,898
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)

Nine Months Ended March 31,                                                              1998               1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                           $(5,419,508)        $(1,237,288)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                      165,544              42,136
        Depreciation                                                                       26,325               5,742
        Deferred rent                                                                      38,408                  --
        Deferred income                                                                        --            (567,136)
        Director/Officers compensation                                                  1,248,000                  --
        (Increase) decrease in:
           Accounts receivable                                                         (3,029,496)           (302,711)
           Inventory                                                                     (251,469)           (300,015)
          Prepaid expenses and other assets                                              (420,896)            477,370
        Increase (decrease) in:
           Accounts payable and accrued expenses                                       (1,342,654)          1,183,800
---------------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities of continuing
                   operations                                                          (8,985,746)           (698,102)
   Net cash used in operating activities of discontinued operations                      (448,874)                 --
---------------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                                  (9,434,620)           (698,102)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                   (72,442)            (20,727)
   Proceeds from repayment of related party loans                                              --              42,000
   Payment received on note receivable                                                         --             200,000
---------------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by investing activities                       (72,442)            221,273
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Note payable-auto                                                                       22,699                  --
   Proceeds from exercise of warrants                                                   2,935,876                  --
   Proceeds from investment by Premiere                                                 6,105,000                  --
---------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                               9,063,575                  --
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                     (443,487)           (476,829)
Cash (including $367,363 of restricted cash at
    June 30, 1996), beginning of period                                                   727,197             509,117
---------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                   $   283,710         $    32,288
=====================================================================================================================

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

1.Summary of            (a)   Business
  Significant
  Accounting Policies         DigiTEC 2000, Inc. (formerly Promo Tel, Inc., the
                              "Company") is primarily engaged in the
                              distribution, marketing and management of prepaid telephone calling cards. It currently markets its telephone calling card products throughout the United States, the Virgin Islands and Puerto Rico.

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

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

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

                        (c)   Principles of Consolidation

                              The consolidated financial statements include the accounts of the Company and, from June 1, 1997 and October 31, 1997, respectively (Notes 2 and 3), its wholly-owned subsidiaries, World Access Solutions, Inc. ("World Access") and Ameridial, Inc. ("Ameridial"). All significant intercompany balances and transactions have been eliminated.

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

                              The consolidated financial statements and related notes thereto as of March 31, 1998 and for the three and nine months ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The consolidated balance sheet information for June 30, 1997 was derived from the audited consolidated financial statements included in the Company's Form 10. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.

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

                        (e)   Reclassifications

                              Certain amounts as previously reported have been reclassified to conform to the 1998 presentation.

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

2. Acquisition of             On October 31, 1997, the Company entered into an
   Ameridial                  agreement for the acquisition of all of the
                              outstanding shares of Ameridial, in exchange for 52,632 shares of the Company's common stock. The shares were valued based on the closing market price on October 31, 1997 of $9.50 per share. The acquisition was recorded under purchase accounting with the entire value of the transaction being attributed to goodwill to be amortized over 15 years.

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

 3. Discontinued        (a)   World Access
    Operations
                              The Company owned 40.3% of the outstanding common stock of TecLink, Inc. ("TecLink"). The Company helped establish TecLink as a Mississippi-based internet service provider by selling to TecLink certain internet service provider assets, intellectual property, computer hardware, software and office equipment (that it had previously purchased from Telephone Electronics Corporation and others) as well as an exclusive value added reseller distribution contract from Hughes
                              Corporation ("Hughes"). The Company received in the sale $50,000 cash and a 6% per annum promissory note of $2,405,000 due the earlier of December 31, 1998 or upon the completion of TecLink's initial public offering (the "Note").
                              The Note was collateralized by the assets of TecLink. $250,000 became due upon the completion of a private placement of TecLink's common stock.
                              The Company accounted for its investment in TecLink's common stock under the equity method. As a result of TecLink's loss for the year ended June
                              30, 1996, the investment was written down to $-0-as of that date. The Company did not reduce its carrying value of the note at June 30, 1996 since it received the first $250,000 upon its due date and believed that its security interest in the assets of TecLink was sufficient at June 30, 1996 to cover the balance of the note. Hughes and TecLink never reached an accord as to Hughes' responsibilities under the distribution contract.
                              As such TecLink, was never able to fully implement its business plan. As a result of this and other factors, TecLink's initial public offering was never consummated and TecLink continued to experience losses. Due to the continuing losses, the Company entered into an agreement to acquire the net assets as partial satisfaction of its outstanding balance of the Note from TecLink
                              ($2,105,000).

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

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

                              On October 1, 1997, the Company entered into an agreement (the "Agreement") to sell the customer base, the hardware related to servicing the customer base and its obligations under World Access' leases for its premises and telephone equipment to Meta3, Inc. ("Meta3"), a Mississippi corporation in a similar line of business. The Agreement calls for Meta3 to pay for the subscribers at $10 per month per customer for ten months. The amount to be paid will be adjusted by the identified customer base's net attrition rate for the first five months of the purchase period. As a result of the Agreement and the Company's plan to dispose of the remaining assets and liabilities, the Company recorded a loss on disposal of $893,347 for the year ended June 30, 1997. For the three and nine months ended March 31, 1998, the Company incurred an additional loss of $0 and $105,554, respectively, on the discontinued operations of World Access. At March 31, 1998, $50,000 remains accrued for the estimated loss related to the operations of World Access for the year ended June 30, 1998. The assets and liabilities of World Access, as of March 31, 1998 are as follows:

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

                              Accounts receivable                    $ 23,000

                              Inventory                               123,000

                              Receivable from Meta3                   246,000

                              Other assets                             12,000

                              Accounts payable                         (2,407)

                              Other liabilities                      (230,000)
                              -----------------------------------------------
                              Net assets of World Access             $171,593

                              The Company intends to use the proceeds from the sale of the assets to Meta3, as well as the proceeds from the sale or collection of the remaining assets, to liquidate the liabilities.

                        (b)   Cellular division

                              On December 31, 1997, management adopted a formal plan to abandon the operations of its conventional cellular division as a result of the Company's continuing plan to conserve assets to focus on and expand its core business. The Company recorded a loss of $371,380 and $527,061, respectively, for the three and nine months ended March 31, 1998. At March 31, 1998, $75,000 is recorded for the estimated additional losses related to the operations of the cellular division for the period subsequent to the nine months ended March 31, 1997. The Company does not anticipate any additional charges to be recognized related to the operations of its cellular division. The net assets of the cellular division, which consist of accounts receivable, inventory and other liabilities, totaled $ 28,622 at March 31, 1998. The operations of the cellular division were completely ceased by February 1, 1998.

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)


4. Exercise of                In February and March 1998, warrants to purchase
   Warrants                   1,760,865 shares of the Company's common stock
                              were exercised resulting in net proceeds to the Company of $2,626,300. In connection with certain of these exercises, the Company granted certain registration rights which include a registration statement on Form S-1 to be filed by the 45th calendar day from the closing date of the exercises. Failure to file the registration statement will result in the obligation of the Company to pay the holders of such shares a penalty equal to 1% per month, pro-rated daily, of the proceeds received from the exercises, within 15 days of its accrual. The Company filed a Form
                              S-1 with the Securities and Exchange Commission
                              ("SEC") on April 20, 1998.

                                      Notes to Consolidated Financial Statements
                                                                     (Unaudited)

5. Investment                 On March 31, 1998, the Company entered into an
   Agreement with             agreement with Premiere Communications, Inc.
   Premiere                   ("Premiere") (the "Investment Agreement") in which
   Communications, Inc.       Premiere received 61,050 shares of $.001 par value
                              voting Series A Preferred Stock, valued by the Board of Directors at $6,105,093 which represented
                              Premiere's outstanding accounts receivable balance as of that date. The $6,105,093 included
                              $4,636,981 which was attributable to phone cards purchased in the normal course of business with the $1,468,112 representing a one-time charge on March 31, 1998 from Premiere for extra minutes processed by Premiere on cards activated by the Company. The $1,468,112 was charged to operations during the quarter ended March 31, 1998. The
                              Series A Preferred Stock is convertible into common stock at any time at Premiere's option and the Company has the right to require Premiere to convert the Series A Preferred Stock after March
                              31, 1999. The Certificate of Designation (the
                              "Certificate of Designation") for the Series A
                              Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Series A Preferred Stock issued in connection with the Investment Agreement by $100, the Investment Amount as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price as defined in the Certificate of Designation, resulting in a total of 587,302 shares of common stock to be issued under the Investment Agreement. The Company may call the redemption of each share of Series A
                              Preferred Stock at any time for $100 a share plus accrued dividends.

                                      Item 2. Management Discussion and Analysis
                                              of Financial Condition and Results
                                              of Operations

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

Introduction

The Company commenced operations under present management in 1995 to exploit the Prepaid Phone Card sector of the long distance telecommunications market. The Company's Prepaid Phone Cards provide consumers with a competitive alternative to traditional presubscribed long distance telecommunications services. The Company's total revenues were $26,027,909 and $31,166,036, and its net losses were $3,549,514 and $5,419,508, for the fiscal year ended June 30, 1997 and for the nine months ended March 31, 1998, respectively, after losses from discontinued operations of $1,069,261 and $707,615, respectively. The Company activated 5 million Prepaid Phone Cards and approximately 90 million minutes of telecommunications services were provided during the nine months ended March 31, 1998.

The Company's fiscal 1997 and 1998 sales have been primarily derived from the resale of bundled prepaid phone cards. The Company resells the cards at a discount off the face value of the Cards to either independent distributors or retail locations, depending on the locality of distribution. The Company's fiscal 1997 cost of sales consist primarily of the purchase of the Cards at a greater discount off the face value than the price at which the Cards can be resold by the Company, thereby receiving its gross margin on the difference of discounts given to its customers and the discounts the Company receives from its long distance provider. Since the Cards are sold to the Company as a bundled product, the long distance provider is liable to the end user for the time remaining on the Cards. At the point of sale, the Company has no further obligation towards the Cards sold.

Results of Operations
Three Months Ended March 31, 1998 Compared to
Three Months Ended March 31, 1997

Sales. Sales for the three months ended March 31, 1998 decreased by $1,062,419 or 14.3% over the third quarter of the prior year. For the three months ended March 31, 1997, the Company's sales were $6,359,998 as the Company was still introducing its Company branded, bundled products (cards purchased from a provider) that it commenced during the three months ended September 30, 1996, and also competing in a highly competitive marketplace.

During the second quarter of fiscal 1997, the Company negotiated an agreement with Frontier Corporation ("Frontier"). This resulted in the offering of more reliable and competitively priced products by the Company that, by the end of the second half of fiscal 1997, became more recognizable by consumers, thereby increasing brand awareness. As a result of the Company's continuing brand awareness into fiscal 1998, the Company's sales for the three months ended March 31, 1998 were $6,359,998. Sales for the third quarter of fiscal 1998 were impacted by the Company altering its relationship with CG Com, who had exclusivity in the state of New York for one of the Company's products, and accounted for 42% and 54% of sales during the three months ended September 30, 1997 and the year ended June 30, 1997, respectively. During September, 1997, the Company and CG Com agreed to remove the exclusivity clause in the agreement. CG Com accounted for 1.4% of sales for the three months ended March 31, 1998. The Company does not anticipate an extended period of decreased sales as a result of this change since the Company has the proper infrastructure in place to deliver products directly to the sub-distributors and retailers. Due to this change and expansion into new areas of distribution, the Company anticipates that its concentration of sales with any particular customer will be significantly reduced for fiscal 1998.

On September 26 and 27, 1997 the Company signed distributor agreements with Premiere whereby the Company is required to purchase Cards with an aggregate minimum face value of $81,000,000 at discounts ranging from 23.5% to 41.75% off the face value of the Cards. Failure to purchase the minimum value will result in the Company being required to pay Premiere an amount equal to the retail value of the unsold Cards less the applicable discount that would have been payable on such Cards. The agreements provide for the extension of certain credit terms and expire upon the earlier of September 1998 or six months after the last purchase of prepaid Phone Cards. Premiere may terminate upon breach of certain conditions. These agreements expanded the relationship of the Company with Premiere who had previously provided the Company with Cards from time to time on a prepaid basis. Although the Company believes that the likelihood of such a termination is remote based upon its current relationship with Premiere and the fact that Premiere became a 6.2% stockholder of the Company as of March 31, 1998. During the quarter ended March 31, 1998, Premiere suspended or repriced several of the Company's Card programs. As a result, the Company's sales of Cards were significantly and adversely affected.

Cost of sales. The Company's cost of sales for the three months ended March 31, 1998 decreased to $6,234,333 from $7,325,387 for the three months ended March 31, 1997. The decrease of $1,091,054 or 15% was primarily related to the decrease in revenues that the Company experienced in the three months ended March 31, 1998 as compared to the third quarter in the prior year.

Gross Profit. Gross profit for the three months ended March 31, 1998 was $125,665 or 2% as compared to a gross profit of $70,030 or .09% for the three months ended March 31, 1997. While the Company's gross profit as a percentage of sales was in line with the three months ended March 31,1997, it decreased as compared to the three months ended December 31, 1997. The decrease resulted from steep discounts given to distributors in order to generate sales and attempt to maintain market share after terminating exclusivity with a significant master distributor (See Sales above). The Company anticipates that it will be able to increase its rates to its customers as it evaluates its relationship with its distributors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 increased to $4,527,437 from $651,295 for the three months ended March 31, 1997. This increase of $3,876,142 or 595.5% is primarily related to the initial implementation of the Company's plan to increase its infrastructure in anticipation of moving its existing brands to a switched-based platform and expansion into other segments of the telecommunications industry. Also, the Company incurred promotional expenses of $1,905,292 related to extra minutes processed on cards activated by the Company.

Salaries and personnel related expenses increased by $565,772 as the Company's employees increased to 61 full-time employees by March 31, 1998. The increase in employees has been fueled by the increase in operations as well as the commencement of a carrier services division to broker rates between carriers as well as negotiate rates for the Company as it introduces its current brands under an unbundled arrangement and introduces new services. In addition, the Company added personnel in anticipation of the Company's plan for growth.

The Company's rent expense increased by $53,896 for the three months ended March 31, 1998 primarily due to rental payments under the lease for the Company's new distribution and administrative headquarters which the Company began occupying April 1, 1997. Advertising, telephone, utilities, travel and entertainment and repairs and maintenance increased by $23,562, $64,026, $15,543, $48,126, and $15,670, respectively, primarily related to the initial implementation of the Company's plan to increase its infrastructure. The Company's professional fees also increased by $165,890 primarily due to having increased needs for accounting and corporate consulting. Amortization related to intangibles increased by $44,858 primarily due to the acquisition of customer bases during fiscal 1997 and the acquisition of Ameridial on October 31, 1997.

The Company also incurred $10,960 related to shareholder relations and filing expenses incurred in connection with complying with the reporting regulations promulgated by the Securities and Exchange Commission ("SEC"). The Company anticipates its overhead expenses to continue to increase during fiscal 1998 as it continues to add the necessary operational and administrative infrastructure to support the anticipated growth of the Company.

Loss from Continuing Operations. The increase in loss from continuing operations of $3,820,507 for the three months ended March 31, 1998 as compared to March 31, 1997 is primarily related to the Company expanding its infrastructure in anticipation of expanding its lines of business.

Loss from Discontinued Operations. As of December 31, 1997, management, in connection with its plan to conserve assets to expand its core business, resolved that it would discontinue the operations of its conventional cellular operations division by terminating its operations. The Company did not recognize any additional losses from the operations of the cellular division for the three months ended March 31, 1998. The operations of the cellular division were completely discontinued by February 1, 1998.

Nine Months Ended March 31, 1998
Compared to Nine Months Ended March 31, 1997

Sales. Sales for the nine months ended March 31, 1998 increased by $19,080,473 or 157.9% over the nine months ended March 31, 1997. For the nine months ended March 31, 1997, the Company's sales were $31,166,036 primarily due to the Company introducing its first Company branded, bundled products during the first quarter of fiscal 1997 and market acceptance of the Company's brands.

Sales for the first half of fiscal 1998 were impacted by the Company altering its relationship with CG Com, which had exclusivity in the state of New York for one of the Company's products, and accounted for 42% and 54% of sales during the three months ended September 30, 1997 and the year ended June 30, 1997, respectively. During September, 1997, the Company and CG Com agreed to remove CG Com's exclusivity clause in the agreement. CG Com accounted for 21% of sales during the nine months ended March 31, 1998. The Company does not anticipate an extended period of decreased sales as a result of this change since the Company has the proper infrastructure in place to deliver products directly to the sub-distributors and retailers. Due to this change and expansion into new areas of distribution, the Company anticipates that its concentration of sales with any particular customer will be significantly reduced for fiscal 1998. On September 26 and 27, 1997 the Company signed distributor agreements with

Premiere whereby the Company is required to purchase Cards with an aggregate minimum face value of $81,000,000 at discounts ranging from 23.5% to 41.75% off the face value of the Cards. The agreements provide for the extension of certain credit terms and expire upon the earlier of September 1998 or six months after last purchase of prepaid Phone Cards. Premiere may terminate upon breach of certain conditions. Failure to purchase the minimum value will result in the Company being required to pay Premiere an equal amount to the retail value of the unsold cards less the applicable discount that would have been payable on such Cards. These agreements expanded the relationship of the Company with Premiere who had previously provided the Company with Cards from time to time on a prepaid basis. Although the Company believes that the likelihood of such a termination is remote based upon its current relationship with Premiere and the fact that Premiere became a 6.2% stockholder of the Company as of March 31, 1998. During the quarter ended March 31, 1998, Premiere suspended and repriced several of the Company's Card programs. As a result the Company's sales of Cards were significantly and adversely affected.

Cost of Sales. The Company's cost of sales for the nine months ended March 31, 1998 increased to $29,840,530 from $12,004,706 for the nine months ended March 31, 1997. The increase of $17,838,824 or 148.6% was primarily related to the increase in revenues that the Company experienced in the nine months ended March 31, 1998 as compared to the same period in the prior year and increased expenses incurred in connection with the Company's expansion plans.

Gross Profit. Gross profit for the nine months ended March 31, 1998 was $1,325,506 or 4.3% as compared to a gross profit of $80,857 or .7% for the nine months ended March 31, 1997. During the first quarter of fiscal 1997, the Company terminated its switchless unbundled phone card based upon numerous returns for cards that it had sold in that quarter. In addition, the Company replaced the returned cards with cards from its new bundled programs at no charge. Further, the Company introduced its first Company branded bundled products at very steep discounts in order to gain market share. As a result, the Company reported a gross loss for the three months ended September 30, 1997. During the nine months ended March 31, 1998, the Company's gross profit increased over the prior year due to the Company's large increase in market share and its ability to negotiate competitive rates with its current providers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 1998 increased to $6,037,399 from $1,318,145 for the nine months ended March 31, 1997. This increase of $4,719,254 or 358% is primarily related to the increase in volume over the nine months ended March 31, 1997 and Company's initial implementation of the plan to increase its infrastructure in anticipation of moving its existing brands to a switched-based platform and expansion into other segments of the telecommunications industry.

Salaries and personnel related expenses increased by $1,141,052 as the Company's employees increased to 61 full-time employees by March 31, 1998 The increase in employees has been fueled by the increase in operations as well as the commencement of a carrier services division to broker rates between carriers as well as negotiate rates for the Company as it introduces its current brands under an unbundled arrangement and introduces new services. In addition, the

Company added personnel in anticipation of the Company's plan for growth.

The Company's rent expense increased by $152,649 primarily due to rental payments under the lease for the Company's new distribution and administrative headquarters which the Company began occupying April 1, 1997. Advertising, telephone, travel and entertainment, repairs and maintenance, office and utilities expenses increased by $160,313, $148,473, $105,878, $60,197, $27,169 and $44,027, respectively, primarily related to the implementation of the Company's expansion plans. The Company's professional fees also increased by $378,023 primarily in connection with the Company's role in the Heritage litigation (See Part II, Item 1. Legal Proceedings) as well as having increased needs for accounting and corporate consulting. Administrative field expenses increased to $71,203 for the nine months ended March 31, 1998 as the Company expanded its field routes to retail locations. Amortization related to intangibles increased by $169,320 primarily due to the acquisition of customer bases during fiscal 1997. The Company also incurred $39,326 related to shareholder relations and filing expenses incurred in connection with complying with the reporting regulations promulgated by the SEC. During fiscal 1997, the Company was exempt from complying and therefore, was not required to report with the SEC. The Company anticipates its overhead expenses to continue to increase during fiscal 1998 as it continues to add the necessary operational and administrative infrastructure to support the anticipated growth of the Company.

Loss from Continuing Operations. The increase in loss from continuing operations of $3,474,605 for the nine months ended March 31, 1998 as compared to the same period in the prior year is primarily related to the Company terminating its unbundled products and replacing them with the bundled products that it currently sells offset by the Company increasing its infrastructure in anticipation of expanding its lines of business.

Loss from Discontinued Operations. As of June 30, 1997, management resolved that it would discontinue the operations of World Access. The Company recognized a net loss from the operations of World Access of $105,554 for the nine months ended March 31, 1998. The Company does not anticipate any additional charges to be recognized related to World Access' operations.

As of December 31, 1997, management, in connection with its plan to conserve assets to expand its core business, resolved that it would discontinue the operations of its conventional cellular operations division by terminating its operations. The Company recognized a net loss from the operations of the cellular division of $527,061 for the nine months ended March 31, 1998. The operations of the cellular division were completely discontinued by February 1, 1998.

Liquidity and Capital Resources

      To date, the Company has financed its operations through certain equity transactions completed in the prior fiscal year, the exercise of warrants in fiscal 1997 and 1998 and through operating cash flow. However, the Company remains significantly undercapitalized. The Company's growth in its last quarter of fiscal 1997 and during the first quarter of fiscal 1998 have outpaced its cash flow availability. Further, the Company has continued to add overhead in connection with its plan for growth. The Company currently plans to put its own dedicated facilities in place. However that will be dependent on its ability to raise additional capital in the near future.

The Company's major components of cash flows are as follows:

                                                             Nine Months Ended March 31,
                                                             --------------------------
                                                                 1998           1997
                                                             -----------     ----------
      Net cash used in operating activities                  $(9,434,620)    $ (698,102)
      Net cash (used in) provided by investing activities        (72,442)       221,273
      Net cash provided by financing activities                9,063,575             --
                                                             -----------     ----------
      Net decrease in cash                                   $  (443,487)    $ (476,829)
                                                             ===========     ==========

Net cash used by operating activities during the nine months ended March 31, 1998 was $9,434,620 as compared to $689,102 for the nine months ended March 31, 1997. The increase of $8,736,518 is primarily related to a net loss of $5,419,508 for the nine months ended March 31, 1998 as compared to the net loss of $1,237,288 for the nine months ended March 31, 1997. Further, non-cash charges had a net increase of $1,997,535 of which the largest was for the reduction of deferred income as of March 31, 1997, relating to the Company's unbundled phone card terminated during the three months ended September 30, 1996. In addition, the Company had a net increase in amortization of $123,408 relating to its intangibles. Other significant operating changes, which are primarily related to the Company's growth during the first six months of fiscal 1998, are net increases in accounts receivable and inventory of $3,029,496 and $251,469, respectively and a decrease in accounts payable and other liabilities of $1,342,654.

Prepaid expenses and other assets had a net increase of $420,896, primarily related to prepaid minutes the Company had at the end of fiscal 1996 related to the switchless unbundled product that it terminated during the three months ended September 30, 1996.

The decrease in cash provided by investing activities for fiscal 1997 of $293,715 is primarily related to the Company receiving $200,000 in cash related to the TecLink Note during the nine months ended March 31, 1997.

The increase in cash provided by financing activities of $9,063,575 is primarily related to the exercise of warrants to purchase 1,957,250 shares of the Company's Common Stock at $1.50 per share and the Investment Agreement entered into by the Company and Premiere, pursuant to which Premiere acquired 61,050 shares of the Company's Series A Preferred Stock.

To date, capital expenditures have not been material.

The Company, during fiscal 1997, acquired the customer bases of certain of its distributors through the release of their outstanding obligations to the Company. In connection with one of these transactions, the Company issued a $182,000 note payable with interest at 8% per annum. The payments under this note commence November 1, 1997 with the last payment being due October 1, 1998.

In connection with the Company's plan to commence a carrier services division, the Company entered into an agreement for the acquisition of all of the outstanding shares of Ameridial, Inc., in exchange for 52,632 shares of the Company's common stock, on October 31, 1997. The objective of the division is to broker rates between carriers as well as negotiate rates for the Company as it introduces its current brands under an unbundled arrangement and introduces new services. To date the Company has not realized the anticipated benefits from the acquisition of Ameridial and accordingly, has begun negotiations to revise the original acquisition terms.

      On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting Series A Preferred Stock, valued by the Board of Directors at $6,105,093 which represented Premiere's outstanding accounts receivable balance as of that date. The $6,105,093 included $4,636,981 which was attributable to Cards purchased in the normal course of business with the $1,468,112 representing a one-time charge on March 31, 1998 from Premiere for extra minutes processed by Premiere on Cards activated by the Company. The $1,468,112 was charged to operations during the quarter ended March 31, 1998. The Series A Preferred Stock is convertible into Common Stock at any time at Premiere's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Series A Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Series A Preferred Stock issued in connection with the Investment Agreement, by $100, the Investment Amount as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price as defined in the Certificate of Designation, resulting in a total of 587,302 shares of Common Stock to be issued under the Investment Agreement. The Company may call the redemption of each share of Series A Preferred Stock at any time for $100 a share plus accrued dividends.

      Although the Company believes that its cash flow is sufficient to fund current operations, excluding expansion of services and acquisitions, for the next twelve months, to date, the Company has financed its operations through two offerings under Rule 504 of Regulation D and the exercise of $1.50 Warrants to purchase the Company's Common Stock which aggregated $1,000,000 and $3,437,248, respectively, in proceeds to the Company. Due to the operating losses, the Company remains undercapitalized and cannot finance its expansion as quickly as opportunities arise. In order for the Company to be successful in its current plans for expansion of services, to continue with its plans to establish itself as a facilities-based carrier, and to make acquisitions as the opportunity appears, the Company will be required to obtain significant additional financing. To date, the Company has no existing bank lines of credit and has not established any sources of such financing other than the credit terms provided by Premiere. There can be no assurance that such financing will be available on acceptable terms, or at all, to the Company.


Item 3. Quantitative and Qualitative Disclosure of Market Risks

      The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and note receivable at June 30, 1996, and cash and note payable at June 30, 1997 and March 31, 1998, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                     Part II - Other Information

Item 1.     Legal Proceedings
            -----------------

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

            In October of 1997, the Company initiated a lawsuit against IDT Corporation ("IDT"), CG Com, and Carlos Gomez in the Supreme Court of the State of New York for the County of New York (Index No. 604920/97). The Company initially sought and was granted a temporary restraining order which enjoined CG Com and Carlos Gomez from distributing Prepaid Phone Cards of IDT, a competitor of the Company, which the Company alleged was in violation of an Independent Master Distributor Agreement (the "Agreement") with the Company which provided for CG Com and Carlos Gomez to act as exclusive distributors of the Company's Prepaid Phone Cards in the State of New York. The Amended Complaint sought preliminary injunctive relief against both CG Com and IDT and damages for breach of contract by CG Com and for receivables due to the Company and for tortious interference with a contract by IDT. The Amended Complaint alleges among other things, that CG Com and Mr. Gomez are utilizing the distribution network established and developed as a result of the Agreement and that CG Com and Mr. Gomez have irreparably damaged the Company's reputation by disparaging its products. The Amended Complaint further alleges that IDT entered into its distributorship arrangement with CG Com and Mr. Gomez with full knowledge of the business relationship between the Company and those parties. The motion for preliminary injunctive relief was denied on November 13,

            1997. The case is now in the discovery phase.

Item 2.     Changes in Securities
            ---------------------

            2(b) On March 31, 1998, the Company issued 61,050 shares of its Series A Preferred Stock, $.001 par value per share ("Preferred Stock"). The Preferred Stock is convertible into Common Stock at any time at the holder's option, and the Company has the right to require conversion of the Preferred Stock after March 31, 1999 upon the occurrence of certain events. The Certificate of Designation (the "Certificate of Designation") for the Series A Preferred Stock provides for certain voting, liquidation, and registration rights and provides for the conversion by multiplying 61,050, the number of shares of Preferred Stock by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 587,302 shares of Common Stock to be initially issuable. The Conversion Price is subject to adjustment upon issuances of shares of the Company's capital stock in certain cases. The Company may redeem each share of Preferred Stock at any time for $100 a share plus accrued dividends. The Preferred Stock is entitled to a liquidation preference of $100 per share plus accrued but unpaid dividends prior to distributions to the holders of Common Stock. The Preferred Stock is entitled to vote, as a class with the Common Stock, the number of shares into which the Preferred Stock is convertible and is entitled to vote separately to elect two members of the Board of Directors if the Board consists of eight or less members and three directors if the Board consists of a greater number upon a default in conversion of Preferred Stock by the Company.

            2(c) On March 31, 1998, the Company entered into an agreement (the "Investment Agreement") with Premiere Communications, Inc. ("Premiere") pursuant to which Premiere received 61,050 shares of Preferred Stock, valued by the Board of Directors at $6,105,093 which represented Premiere's outstanding accounts receivable balance as of that date. The $6,105,093 included $4,636,981 which was attributable to Phone Cards purchased in the normal course of business and the remaining $1,468,112 representing a one-time charge on March 31, 1998 from Premiere for extra minutes processed by Premiere on cards activated by the Company. The Investment Agreement provides for the registration of the shares of Common Stock into which the Preferred Stock is convertible. The Preferred Stock was sold in a private placement exempt from registration pursuant to
            Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   Exhibits
                  --------

                  Exhibit 4.1 - Certificate of Designation of DigiTEC 2000, Inc. providing for the Series A Preferred Stock, dated March 31, 1998.

                  Exhibit 10.1 - Investment Agreement, dated as of March 31, 1998, between Premiere Communications, Inc and the Company.

                  Exhibit 27-Financial Data Schedule.

            (b)   Reports on Form 8-K
                  -------------------

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 1998         DigiTEC 2000, Inc.
                            --------------------------------------
                            (Registrant)


                            By: /s/ Frank C. Magliato
                                -----------------------------------------------
                                Frank C. Magliato
                                Chief Executive Officer, President and Director

                            By: /s/ Diego E. Roca
                                -----------------------------------------------
                                Diego E. Roca
                                Vice President of Operations, Treasurer
                                and Secretary (Principal Financial and
                                Accounting Officer)