Form 10-K
period 1998-06-30
DIGITEC 2000 INC
filed 1998-10-14
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the fiscal year ended: June 30, 1998   Commission file number: 000-23291

                               DigiTEC 2000, Inc.
             (Exact name of Registrant as specified in its charter)

                  Nevada                              54-1287957
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

                         8 West 38th Street, Fifth Floor
                            New York, New York 10018
        (Address of principal executive offices)           (Zip Code)

                                 (212) 944-8888
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Registrant's Common Stock, par value $.001 per share (the "Common Stock"), held by non-affiliates of the Registrant was $14,167,812 on October 8, 1998, based on the closing sale price of the Common Stock on the Over The Counter (Bulletin Board) market on that date.

The number of outstanding shares of the Registrant's Common Stock as of October 8, 1998 was 6,858,998.

                -------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's Definitive Proxy Statement (as defined in Part III herein) for its Annual Meeting of Stockholders scheduled to be held on November 18, 1998.

================================================================================

                               DIGITEC 2000, INC.
                                TABLE OF CONTENTS

                                     PART I

Item 1     Business
Item 2     Properties
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters
Item 6     Selected Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A    Quantitative and Qualitative Disclosures About Market Risk
Item 8     Consolidated Financial Statements and Supplementary Data
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10    Directors and Executive Officers of the Registrant
Item 11    Executive Compensation
Item 12    Security Ownership of Certain Beneficial Owners and Management
Item 13    Certain Relationships and Related Transactions

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K for the year ended June 30, 1998 is forward-looking, such as information relating to the plans of Digitec 2000, Inc. (the "Company") to become a facilities-based carrier, the expected effects of this transition upon the Company's margins and cash flow, the provision of Local Access Prepaid Phone Cards, and competition in the marketplace for the Company's products. Such forward-looking information involves important factors that could significantly affect expected results in the future and potentially cause them to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, but are not limited to, uncertainties relating to general economic conditions, government regulatory and taxation policies, pricing and availability of underlying telecommunications services provided to the Company by its suppliers, technological developments and changes in the competitive environment in which the Company operates. Each such forward-looking statement is qualified by reference to the following cautionary statements.

Changes in the factors set forth above or in other factors unknown to the Company at this time may cause the Company's results to differ materially from those discussed in the forward-looking statements. The factors described herein are those that the Company believes are significant to the forward-looking statements contained herein and reflect management's subjective judgment as of the date hereof, which is subject to change. However, not all factors which may affect such forward-looking statements have been set forth. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

                                     PART I

Item 1.  Business

Overview

      Digitec 2000, Inc. (the "Company") is engaged in the creation, distribution, marketing and management of consumer prepaid utility telephone cards ("Prepaid Phone Cards" or "Cards"). The Company commenced operations under the present management in 1995 to capitalize upon opportunities in the Prepaid Phone Card sector of the long distance telecommunications market. The Company's Prepaid Phone Cards provide consumers with a competitive alternative to traditional pre-subscribed long distance telecommunications services. The Company's principal products are the F/X (R) series ("F/X (R)") and the TEC DIRECT (R) series ("TEC DIRECT (R)") of Cards, which were introduced in May and December 1996, respectively. The Company's Prepaid Phone Cards are marketed through an extensive network of distributors, and the Company estimates that its products are currently available in approximately 23,000 independent retail locations. The Company's total revenues were $17,425,199, $26,027,909 and $35,032,533 and its net losses were $129,275, $3,549,514 and $11,996,759 for the fiscal years ended June 30, 1996, 1997 and 1998, respectively, after losses from discontinued operations of $0, $1,069,261 and $813,178, respectively. The Company sold approximately six million Cards, of which approximately five million were its own proprietary branded Cards, and provided more than one hundred million minutes of telecommunications services, during the fiscal year ended June 30, 1998.

      The Company believes it is among the leading independent providers (those companies not owned or controlled by a regulated telephone common carrier) of Prepaid Phone Cards in the United States. The Company markets its Prepaid Phone Cards as a convenient and competitive alternative to credit cards and conventional coin and collect long distance services. The Company's target markets include ethnic communities with substantial international long distance usage. For the year ended June 30, 1998, approximately 72% of the Company's total minutes were derived from the sale of international long distance telecommunications services. The Company believes that consumers typically use F/X(R) and TEC DIRECT(R) Cards as their primary means of making long distance calls due to (i) competitive rates, (ii) reliable service, (iii) convenience and
(iv) the inability of a portion of the Company's end users to attain the credit necessary to have pre-subscribed or other types of postpaid long distance service.

      Brand awareness is important to commercial success in the intensely competitive Prepaid Phone Card market. The Company has developed and promoted its brand awareness by the design of its Cards as well as the high level of service provided to the users of its Cards. The Company currently distributes and markets its Prepaid Phone Cards through its own route distribution comprised of 22 field representatives and four field sales managers servicing over 3,000 retail locations primarily in the New York/New Jersey metropolitan area (the "Metro Area") and Arizona, and through approximately 250 distributors in 29 states, Puerto Rico and the U.S. Virgin Islands, reaching an estimated additional 20,000 retail locations.

      The F/X(R) and TEC DIRECT(R) Card users are provided with access to local, domestic long distance and international telephone services through toll-free calls directed to call processing platforms operated by Allied Communications Holdings, LLC ("Allied"), Innovative Telecom Corporation ("Innovative") and Premiere Communications, Inc. ("Premiere"). The customer can use Prepaid Phone Cards at any touch tone telephone simply by dialing the toll-free number, followed by a Personal Identification Number ("PIN") assigned to each Card and the telephone number the customer wishes to reach. Prior to connection, the caller is informed of the remaining dollar balance on the Card and the number of minutes available for usage. Processed calls are switched by the platform providers to long distance and local carriers for completion, and the Cards' remaining balance is debited for the cost of the call.

      Historically, the Company has purchased the majority of its Cards in bulk at a discount below the face value of the Cards. It then resold them to either independent distributors or to retail locations serviced by its field representatives depending upon the locality of the distribution. The Company received its gross margin on the difference between discounts given to customers and the discounts received from its suppliers. During fiscal 1998, the Company depended primarily upon Frontier Communications International, Inc. ("Frontier") and Premiere to provide the Company with the bundled Prepaid Phone Cards that it resold to its customers.

      While the Company was able to negotiate fair and competitive rates from its bundled product providers, the Company desired to lessen its dependence on such providers and to obtain more competitive rates for its long distance service through the use of facilities dedicated to the Company's use. The Company began to implement the foregoing strategy to become a facilities-based carrier on March 13, 1998, when it entered into a Services Agreement with Innovative, pursuant to which Innovative agreed to provide processing services for the Company's Prepaid Phone Cards utilizing its switching facilities and platforms located at 60 Hudson Street, New York, NY (the "Hudson Street Facility"). The Company subsequently has commenced facilities-based operations on two dedicated platforms and is supplying services from these platforms on five of its eight brands of Cards. At fiscal year end the Company was processing a majority of its minutes through the Hudson Street Facility. On facilities-based programs, the Company receives its gross margin on the difference between its sales price to customers and the underlying cost to provide the long distance service over its dedicated facilities plus the Cards' production costs. The Company is currently negotiating contracts with local and long distance carriers to provide origination, transport and termination services for its Prepaid Phone Cards.

The Company intends to continue to expand its dedicated telecommunications facilities by acquiring points-of-presence ("POPs") in additional states.

      Based on the Company's analysis, the Company's total cost per call using dedicated facilities is significantly less than the cost under the bundled Card product that historically represented the majority of the Company's business. The transition to facilities-based operations is expected to have a positive impact both on the Company's gross margins and its competitiveness in the marketplace due to the additional pricing flexibility this creates. As the Company commences facilities-based operations on each brand of Card, it receives additional margin from one-minute rounding, monthly access fees and unused time, subject to applicable state escheat laws. In addition, since payments to suppliers for the underlying facilities usage follow the sale of the facilities-based Cards, whereas the payments for the bundled Cards are made prior to the sale and usage of the Cards, the transition to a facilities-based carrier is expected to positively impact the Company's cash generated from operations. There can be no assurances that the Company will be able to continue to successfully implement this strategy. See "Growth Strategy--Facilities-Based Carrier."

      The multi-billion dollar U.S. long distance telecommunications industry is dominated by the nation's three largest long distance providers, AT&T, MCI Worldcom and Sprint, which together generated a significant majority of the aggregate revenues of all U.S. long distance interexchange carriers. Other long distance companies, some with national capabilities, accounted for the remainder of the market. Based on published Federal Communications Commission ("FCC") estimates, toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to $88.6 billion in 1997. The aggregate market share of all interexchange carriers other than AT&T, MCI Worldcom and Sprint has grown from 2.6% in 1984 to 26.5% in 1997. During the same period, the market share of AT&T declined from approximately 90% to approximately 45%. The Company believes that these changes in the telecommunications market have created opportunities for the growth of niche market telecommunications providers such as the Company.

      The market for Prepaid Phone Cards has grown substantially, from an estimated $25 million in 1992 to an estimated $1.5 billion in 1997, making it one of the fastest growing segments of the telecommunications industry. Based on industry reports by Salomon Smith Barney, the market is expected to grow to approximately $5 billion by 2001. The Company has identified three distinct divisions of the Prepaid Phone Card market. These three divisions are utility card products, which are Prepaid Phone Cards sold in the retail market to consumers and businesses, corporate/affinity Card products and promotional Card products. The Company intends to continue to concentrate its efforts in the utility Card market, and, as part of its growth strategy, is expanding into the corporate/affinity market.

      The Company's principal executive offices are located at 8 West 38th Street, New York, New York, 10018, and its telephone number is (212) 944-8888.

Growth Strategy

      The Company believes that it is well-positioned to capitalize on the growth opportunities within the Prepaid Phone Card market as a result of: (i) brand awareness of the Company's established Cards; (ii) the Company's position as a significant conduit of telecommunications traffic to various international destinations; (iii) the Company's distribution network through which the Company can market, distribute and sell new and existing products; (iv) the Company's experience in identifying and marketing to ethnic communities and other consumers in the United States with significant long distance usage requirements; and (v) the Company's ability to identify selective acquisitions which may enable it to take advantage of anticipated consolidation in the telecommunications industry.

      The Company has identified the following strategies, in order to: (i) reduce its costs of providing services as a percentage of sales, which will allow the Company both to increase its gross margins and to increase its competitiveness in the marketplace; (ii) improve its cash generated from operations; and (iii) increase its existing revenue base by increasing its market share in existing geographic markets and penetrating new geographic markets:

      Facilities-Based Carrier. The Company is in the process of a strategic transition to provide the majority of its services as a facilities-based carrier in order to migrate its traffic from the bundled arrangements under which it historically has purchased the majority of its telecommunications services. By obtaining use of dedicated facilities, the Company has significantly reduced its dependence on any one supplier. In addition, based on the Company's analysis, the Company's total cost per call using dedicated facilities is significantly less than the cost under the bundled Card product that historically has represented the majority of the Company's business. This is expected to have a positive impact both on the Company's gross margins and its competitiveness in the marketplace due to the additional pricing flexibility this creates. As the Company commences facilities-based operations on each brand of Card, it receives additional margin from one-minute rounding, monthly access fees and unused time, subject to applicable state escheat laws. Also, since payments to suppliers for the underlying facilities usage on facilities-based Cards follow the sale of the Cards, whereas the payments for the bundled Cards were made prior to the sale and usage of the Cards, the transition to a facilities-based carrier is expected to positively impact the Company's cash generated from operations. The Company will continue to purchase some Cards as a bundled product until the conversion to a facilities-based carrier is complete.

      The Company began to implement the foregoing strategy to become a facilities-based carrier on March 13, 1998, when it entered into a Services Agreement with Innovative, expiring in June of 1999, pursuant to which Innovative agreed to provide processing services for the Company's Prepaid Phone Cards utilizing its switching facilities and platforms located at the Hudson Street Facility. The agreement requires Innovative to activate PINs at the direction of the Company, process calls initiated by the Company's Card holders and received from local and long distance carriers, present those calls for completion to designated local and long distance carriers, debit the Cards' dollar balances and generate reports and other information. All transport and carrier services must be provided by the Company. The Company purchases transmission services on a per-minute basis and leases transmission capacity on a fixed-cost basis from a variety of local and long distance carriers. The Company is currently negotiating contracts with local and long distance carriers to provide origination, transport and termination services for its Prepaid Phone Cards and has begun to enter into termination agreements with foreign telecommunications operators.

      The Company intends to continue to expand its dedicated telecommunications facilities by acquiring POPs in additional states and intends its facilities to include: (i) switches, network POPs and debit card platforms in strategic geographic regions in the United States; (ii) leased capacity to connect the Company's proposed POPs; and (iii) direct termination agreements with telecommunications operators in countries where the Company terminates a large number of minutes. The Company's facilities strategy is to utilize the services of other platform providers until the Company has developed substantial traffic volume in a given geographic region. As the market is developed, the Company expects to invest in platform facilities in that region, thus reducing the risks associated with such capital investment and maximizing the efficiency of expanding its facilities.

      The Company has commenced facilities-based operations on two dedicated platforms and is supplying services from these platforms on five of its eight brands of Cards, including Mexico Direct, Brasil Direct, F/X Asia, F/X Quisqueya and New York Direct. On facilities-based programs, the Company receives its gross margin on the difference between its sales price to customers and the underlying cost to provide the long distance service over its dedicated facilities plus the Cards' production costs. While the Company's initial experience in the transition to a facilities-based carrier has been successful, there can be no assurance that the Company will be able to successfully continue to implement this strategy or that it will be able to obtain and maintain favorable rates and terms for the origination, transportation and termination of its customers' long distance traffic.

      Introduction of Local Access Cards. The Company intends to introduce Local Access Cards ("LACs") in most of the markets that it currently services and in many markets into which it expands. LACs provide the customer with a local access (seven digit) number to call to access a debit card platform without the need to dial an 800 number. This feature not only simplifies the use of the Card for the customer, it further reduces the Company's cost of providing service by eliminating the costs associated with the provision of an 800 number and the non-billable charges for use of the 800 number. This cost reduction is expected to further increase the Company's margins and its competitiveness in the marketplace by providing increased pricing flexibility. The Company recently introduced its first LAC, New York Direct, in the New York market during June, 1998, providing customers with long distance service to any U.S. destination at 5 cents per minute after a 25 cents connection charge per call. The initial positive acceptance of the New York Direct Card in the marketplace has confirmed the importance of LACs in the Company's overall strategy, and the Company is proceeding with its plans to roll out similar Cards in other U.S. cities during fiscal 1999.

      Expansion of the Company's Retail Distribution Network. The Company's Cards are currently sold in 29 states in the United States, Puerto Rico and the U.S. Virgin Islands. The Company has a route distribution network servicing over 3,000 retail locations, primarily in the Metro Area and Arizona. In addition, the Company currently distributes and markets its Prepaid Phone Cards to approximately 20,000 retail locations through approximately 250 distributors. As such, the Company's revenues are primarily generated though independent distributors. The Company intends to increase its internal route distribution network by expanding its coverage within the markets it currently serves and by extending this network into new markets, including those markets where new LACs are established. The Company will also evaluate the possibility of acquiring existing or new distributors to internalize its distribution system and improve margins in existing markets or to quickly gain a route distribution presence in a new market. The Company has signed a letter of intent to acquire the customer base of PhoneCard Wholesalers, Inc., consisting of more than 100 distributors in the Metro Area, for a purchase price based upon monthly sales up to a maximum of $750,000 in cash, assumption of certain liabilities and shares of the Company's Common Stock with a market value of $1,000,000 based upon the closing market price of the Common Stock on the closing date of the acquisition. For the year ended June 30, 1998 PhoneCard Wholesalers, Inc. accounted for approximately 19% of the Company's sales and at year end represented approximately 73% of the Company's accounts receivable.

      Introduction of New Prepaid Phone Cards and Services. The Company intends to continue to identify niches of the international and domestic long distance market in which to offer new Prepaid Phone Cards. The Company believes that it will be able to capitalize on its brand awareness and effectively market these products to new and existing customers. The Company believes that it will expand the telecommunications services that it currently offers by the following:

            College Enterprises, Inc. The Company has executed a letter agreement with College Enterprises, Inc. ("CEI") pursuant to which it will offer telecommunications services to certain universities and schools. At the time of the agreement, CEI served approximately 200 colleges and universities providing services such as meal plans, copy services and educational material through the use of debit cards. The Company plans to offer long distance telecommunications as one of the services available on the debit cards distributed to CEI users. At the time of the agreement, the CEI data base included approximately 800,000 students and faculty, and CEI has advised the Company that it has grown to over 2,000,000 students and faculty since that time. The Company believes that most of the traffic generated will be domestic long distance service. The Company is working with CEI to develop an operational plan to selectively roll out the provision of long distance telecommunications service to CEI debit card users during the Company's 1999 fiscal year.

            International Services. The Company currently targets consumers with significant international long distance usage, such as immigrants and members of ethnic communities in large metropolitan areas, by delivering reliable international long distance services at competitive rates. The Company believes that the international long distance market provides, and will continue to provide, an attractive opportunity given its size and expected growth rate. In addition, the Company intends to capitalize on its brand awareness within certain ethnic communities in the United States by offering international long distance services to consumers located in selected countries to which its customers direct a substantial number of calls, including the possible establishment of an International Division to focus upon marketing the Company's Cards outside the United States.

            Point of Sale. The Company has established a division to market new brands of its Cards intended to be activated at Point of Sale ("POS" ) terminals. The Company believes that consumers are generally familiar with these terminals because they are often used when making credit card purchases. The Company's POS Cards contain a magnetic stripe and are "swiped" through the terminal which reads the magnetic stripe on the back of the Card and sends information to a processing platform. This information is processed and retransmitted to the applicable telecommunications platform, thus activating the Card for use by the customer. The Company believes that this arrangement will increase the quantity of distribution outlets available to the Company, enable the Company to address a different demographic segment of the Prepaid Phone Card market, result in increased consumer convenience, provide additional security related to the distribution and sale of the Cards and further increase the margins on the Cards. Merchants with existing terminals have had them reprogrammed to activate the Company's Cards. Additionally, the Company provides terminals to retail establishments without them.

      Focus on Core Business. As part of the Company's continuing plan to conserve assets and focus on its core business of marketing and distributing Cards, on December 31, 1997, the Company decided to abandon the operations of its cellular division. The operations of the cellular division ceased completely by February 1, 1998. For the year ended June 30, 1998, the Company recorded a loss from discontinued operations of the cellular division of $527,061, and a loss on disposal of the cellular division of $114,524, which amount represented a complete writeoff of the division's net assets. The Company does not anticipate any additional charges to be recognized related to the operations or disposal of the cellular division. In addition, in conjunction with the Company's decision on June 30, 1997 to discontinue the operations of its wholly-owned subsidiary, World Access, Inc. ("World Access"), for the year ended June 30, 1998, the Company recorded an additional loss on disposal of this subsidiary of $171,593, which amount represented a complete writeoff of the net assets of World Access. The Company does not anticipate any additional charges to be recognized related to the disposal of World Access. See "Notes to Consolidated Financial Statements--Discontinued Operations of Cellular Division" and "Notes to Consolidated Financial Statements--Related Party Transactions."

      Strategic Corporate Development Activities. The Company continues to evaluate potential mergers, acquisitions and joint ventures which would enhance or expand its current operations and planned growth strategy. On September 22, 1998, the Company entered into a Letter of Intent with Convergence Communications, Inc. ("CCI") pursuant to which the Company agreed to enter into negotiations with respect to: (i) a possible combination of the Company and CCI;
(ii) an International Origination/Termination Agreement pursuant to which CCI would provide for local origination and termination in certain foreign countries; and (iii) the purchase by CCI of up to $1,000,000 of convertible promissory notes issued by the Company accompanied by warrants to purchase Common Stock of the Company. There can be no assurances that the Company and CCI will reach agreement with respect to any of the business combination, the International Origination/Termination Agreement or the sale of promissory notes.

Industry History

      The Prepaid Phone Card business is a relatively recent development in the telecommunications service industry. Prepaid local and long distance calling cards began to develop in the United States during 1988-1989 using a technology developed in Europe in the early 1980s that relied upon either an embedded microchip or a magnetic strip on each card and a telephone set device with a built in "reader" to access information contained on the cards. Although the microchip and magnetic strip cards were introduced in the U.S. by several telephone carriers, the results were disappointing and the product did not attain sales volumes necessary for commercial success. The European technology had developed primarily as a replacement for coin operated public pay telephones. This technology worked reasonably well in areas where a monopoly telephone service provider had the ability to set widespread standards for the cards, readers and rates per minute of usage. However, in the U. S. with many independent telephone providers, several versions of technologies soon developed that were not compatible (i.e. a caller in the Metro Area purchasing one type of card from one provider was not able to use that card with other types of telephones installed by that provider or at certain public pay phones installed by other providers). Other drawbacks included the significant cost of the reader telephone sets, high maintenance costs associated with the remote reader equipment and the inability to use the card with non-reader telephone sets.

      By 1992, advances in computers and telephone switch technology allowed several companies to introduce cards that could be used from any touch-tone telephone in the U.S. This technology relies upon network based intelligence, including the management of the debit card data bases. A card using this technology merely contains the designated access number, the PIN that identifies the card to the network and instructions for using the card. The card itself contains no technology such as a chip or magnetic strip. There are no card readers or other forms of remote special equipment required for use of the card. The card is more analogous to a "debit account" in which a fixed amount of money is first deposited and the account is then debited for services as they are used by the person with access to the PIN number. When the prepaid account balance is depleted, it is automatically closed by the remote debit card database computer of the prepaid card provider. Thereafter, the card has no further value.

Company History

      The Company was organized as a Nevada corporation in May 1987 under the name Yacht Havens International Corp. ("Yacht Havens"). In July, 1995, the Company changed its name from Yacht Havens International Corp. to Promo Tel, Inc. ("Promo Tel-Nevada"). In August 1995, Promo Tel-Nevada merged with a Delaware corporation, named Promo Tel, Inc. ("Promo Tel-Delaware"). The Company exchanged 1,333,334 shares of previously unissued and unregistered common stock for the outstanding common stock of Promo Tel-Delaware. Promo Tel-Delaware's assets consisted of personnel, sales, marketing and distribution programs and contacts for the development and sale of Prepaid Phone Cards. In October 1996, the Company amended its Articles of Incorporation to change the name of the Company to Digitec 2000, Inc.

      During fiscal 1996, the Company introduced an array of Prepaid Phone Cards. Although the Company had sales of approximately $17,425,000 for fiscal 1996, during the last quarter of fiscal 1996 and the first half of fiscal 1997, the Company could not compete effectively in the marketplace due to price and service issues. In October 1996, the Company and Frontier reached an agreement whereby the Company would act as a distributor for Frontier's Prepaid Phone Card and market Cards under the Company's brand names. As a result of this agreement and a subsequent distributor agreement with Premiere, the customer service issues were alleviated and the Company began to experience consistent sales growth. The Company's sales for the fourth quarter of fiscal 1997 were approximately $14,000,000 and its sales for the year ended June 30, 1997 reached approximately $26,027,000.

      On September 25 and 26 of 1997, the Company entered into two agreements with Premiere providing for the Company to develop and market Cards with retail values of up to $6 million and $75 million at discounts ranging from 23.5% to 41.75% off the retail value of the Cards. The first of these two agreements has been satisfied. It is alleged that under the second agreement the failure of the Company to sell a minimum value of Cards would result in the Company being required to pay Premiere an amount equal to the retail value of the unsold minimum number of Cards less the applicable discount that would have been payable on such Cards. The agreement provided for the extension of certain credit terms and expired on August 31, 1998. This agreement expanded the relationship of the Company with Premiere, which previously had provided the Company with Cards from time to time on a prepaid basis.

      On or about October 13, 1997, the Company informed Premiere that Premiere had mistakenly activated $5 and $10 denominated Cards as $20 Cards. Premiere, however, continued to process excess minutes activated on the Cards and in January 1998, informed the Company that it had processed approximately $4.5 million of retail value of traffic in error. In addition, during January 1998, Premiere unilaterally suspended one of the Company's Card programs and repriced the Cards under another of the Company's programs. Prior to the suspension and repricing of the programs, the Company was selling approximately $4.75 million retail value of Cards (approximately $3.2 million net to Premiere after the Company's discounts) per month under the two programs that had been suspended or repriced and, had sales continued at that level, management believes the Company would have satisfied the alleged "take or pay" provisions of the agreement. Following the suspension and repricing, the monthly sales rate declined to approximately $1.5 million per month retail value, and continued at this lower level for the remainder of the fiscal year. Accordingly, the Company believes it was prevented by Premiere from fulfilling the alleged "take or pay" provisions of the Agreement. Moreover, prior to August 31, 1998, the Company, without conceding any obligation to do so, ordered the remaining Cards under the agreement with Premiere, approximately $31 million net of discount, but Premiere declined to provide same in response to the Company's order. Accordingly, although it contests any "take or pay" or minimum obligation, the Company believes it has satisfied any obligations it may have under the agreement with Premiere and has claimed amounts against Premiere for damages suffered by the Company for suspension/cancellation and repricing of programs. Although Premiere may take the position that the alleged "take or pay" obligation was not satisfied and that the Company owes Premiere the difference between the retail value of the shortfall in Cards less the Company's discount of between 23.5% and 41.75%, the Company does not concede any "take or pay" or any minimum obligation and believes that it has fulfilled its obligations to Premiere, and is entitled to recovery against Premiere for damages. The Company is continuing to negotiate with Premiere to resolve these matters. See "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc." Although the Company does not have any arrangements in place for the supply of telecommunications services provided by Premiere, the Company is negotiating new agreements on similar terms with other suppliers. There can be no assurance that the negotiations with Premiere or other suppliers will be successful or that the Company will be able to continue to market bundled Cards in its transition to a facilities-based carrier.

      On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting Series A Convertible Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented Premiere's outstanding accounts receivable balance from the Company as of that date. The $6,105,093 included approximately $4.6 million which was attributable to Cards purchased in the normal course of business and a $1.5 million one-time promotional expense for extra minutes processed by Premiere on Cards activated under the existing program. The 4.6 million receivable included price adjustments on one of the Company's programs, Cards returned by distributors to the Company due to service problems not honored by Premiere and $1.4 million of excess minutes which the Company charged its main distributor on March 31, 1998. During the fourth quarter of fiscal 1998, the distributor informed the Company that no monies were collected. Therefore, the Company reversed the sale of these minutes and charged the $1.4 million as an additional promotional expense. The
Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 587,302 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment in connection with certain subsequent issues of securities. The Company may call the redemption of each share of Preferred Stock at any time for $100 a share plus accrued dividends. See "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

Telecommunications Products and Services of the Company

      The principal products of the Company are telephone network access products commonly referred to as Prepaid Phone Cards, currently marketed under eight brand names which include DigiTEC Direct, F/X Mexico, F/X Asia, F/X South America, F/X Quisqueya, New York Direct, Mexico Direct and Brasil Direct, that allow users to access domestic long distance, international long distance, and local telephone services from any touch tone telephone set in the U.S. Each of the brands targets a potential market segment by providing competitive rates to specific geographic areas. The Company plans to introduce new Prepaid Phone Cards as it identifies new market niches for its services.

      Users purchase the Company's Cards in denominations of $5.00, $10.00 and $20.00 at retail locations such as convenience stores, vending machines, newsstands, delicatessens, gasoline stations, check cashing centers, supermarkets, and drug stores. Each Card has printed on the back an access number and a PIN that is unique to that Card. F/X(R) and DigiTEC Direct Cards are currently available with instructions in English, Spanish and Chinese. When the access number is entered, the user is connected to a debit or prepaid card platform switch in the telephone network that provides interactive voice prompts in the user selected language through the call process. After entering the PIN, the user may dial one or more destination telephone numbers in the same manner as a normal telephone call. The interactive voice prompts in the platform advise the user of the minutes remaining available on that Card for the dialed destination. The prepaid account balance associated with each Card is managed by the platform which automatically deducts for usage. Upon use of all the value stored in the Card's account, the debit card database computer automatically instructs the debit platform to terminate the account associated with the Card. Usage charges are based upon values in a "rate deck" stored in the computer database connected to the platform. Different rates are set for domestic long distance, international calls by country of destination and for local calls.

Facilities and Third Party Service

Currently the Company is dependent primarily upon the facilities of Allied, Innovative and Premiere for the completion of the long distance traffic generated by its Prepaid Phone Cards. See "Notes to Consolidated Financial Statements - Concentration of Credit Risk." These facilities, and the Company's facilities will, should the Company decide to construct them, include: (i) switches, network POPs and debit card platforms in strategic geographic regions in the United States; (ii) leased capacity to connect any third party provider's network POPs and the Company's proposed network POPs; and (iii) direct termination agreements with telecommunications operators in the countries where the Company terminates a large number of minutes. The Company currently has a Services Agreement with Innovative expiring in June of 1999 pursuant to which Innovative has agreed to provide the Company with prepaid transaction services utilizing its switching and platform facilities located at the Hudson Street Facility. The agreement requires Innovative to activate PINs at the direction of the Company, process calls initiated by the Company's Card holders and received from local and long distance carriers, present those calls for completion to designated local and long distance carriers, debit the Cards' dollar balances and generate reports and other information. Since the Company began utilizing the capacity of the Hudson Street Facility, it has transferred over a majority of its platform traffic to that facility. All transport and carrier services must be provided by the Company. The Company has negotiated for the provision of, and will continue to negotiate for the provision of, those carrier services, but there can be no assurance that the Company will be able to continue to obtain and maintain favorable rates and terms for the origination, transportation and termination of its customers' long distance traffic. In order to reduce its reliance on key suppliers and their facilities, the Company is in the process of establishing relationships with other carriers.

Marketing and Distribution

      The Company distributes the F/X(R) and DigiTEC Direct Cards primarily through independent distributors. Distributors purchase Cards from the Company at a discount from the retail value of the Card. The amount of the discount depends upon the

Prepaid Phone Card and the volume of purchases by the distributor. Master distributor agreements provide for limited exclusivity in defined metropolitan areas, subject to the master distributor maintaining an agreed upon monthly volume of Card purchases. A master distributor has the right to enter into local distribution agreements with sub-distributors in his territory to which the Company is not a party. Terms of the discount offered to the sub-distributor are negotiated directly between the master distributor and the sub-distributor. A master distributor is responsible for supplying the sub-distributor and may also sell directly to retailers. The Company retains the right to supply national accounts directly within the master distributor's territory as well as its own direct retail accounts. A national account is generally defined as a large retailer that operates in more than one state. As of September 25, 1998, approximately 250 distributors purchased Prepaid Phone Cards directly from the Company, reaching an estimated 20,000 retail locations.

      The Company also sells and distributes its Cards through its own route distribution comprised of 22 field representatives and four field sales managers, servicing over 3,000 retail locations primarily in the Metro Area and Arizona. By building out its route distribution infrastructure, the Company is able to attain higher gross margins since it eliminates the independent distributor's discount on the sale. The Company intends to further expand its route sales and distribution network as part of its plans for expansion. See "Growth Strategy."

      The Company has targeted heavily populated metropolitan areas, with an emphasis on areas with significant ethnic community populations, in the development and expansion of its distribution network. Many of the Company's distributors are members of such ethnic communities, or otherwise have personal or business relationships in such communities. In its expansion process the Company intends to continue to focus on geographic and metropolitan areas with significant ethnic community populations. The Company believes that the success of its Prepaid Phone Cards has created significant brand loyalty and encourages its distributors and retail locations to actively market the products. The Company provides its distributors and retail locations with advertising and explanatory materials, including posters presenting certain of the Company's current rates and detailed rate sheets. The Company adjusts its pricing for particular segments in order to target customer groups, respond to competitive pressures and otherwise increase market share.

Customer Service

      The Company believes that effective and convenient multilingual customer service is essential to attracting and retaining customers. The Company's customer service center handles customer inquiries, including those relating to Prepaid Phone Card balances, Prepaid Phone Card availability, rates and billings. As of September 30, 1998, the Company employed 18 full-time customer service representatives ("CSRs"). Most CSRs are fluent in both English and Spanish. Customer service is provided twenty-four hours per day, seven days per week.

Prepaid Phone Card Production and Inventory Control

      The Company controls its Prepaid Phone Card inventory by sequence numbers and by physical count. Generally, Prepaid Phone Cards are received by, stored at, and shipped from, the Company's headquarters. Physical inventory is counted on a daily basis and reconciled against all incoming Card deliveries and outgoing shipments. All PINs are inactive when the Prepaid Phone Cards arrive at the Company's facility. Calls cannot be completed until PINs are activated by the Company. PINs are activated upon shipment from the Company's facility to distributors in order to minimize the number of cards with activated PINs in its facility. Cards shipped to POS providers are shipped in an inactive state and are only activated by "swiping" them through the POS terminal at the time of sale to the end user, thus increasing the security associated with the transfer and sale of the Cards.

      PINs are created electronically with unique inventory and batch codes. The Company currently relies on Allied, Innovative, Premiere and other suppliers to provide software support to track Prepaid Phone Card information and deactivate specified PINs in certain instances such as mistaken activation or theft.

Competition

      The Prepaid Phone Card sector of the long distance market and the long distance telecommunications market in general is highly competitive and is affected by the constant introduction of new Cards and services by industry participants. Competition in the Prepaid Phone Card sector of the long distance telecommunications business is based upon pricing, customer service and perceived reliability of the Prepaid Phone Cards. The Company's competitors include some of the largest telecommunications providers and emerging carriers in the Prepaid Phone Card market, which are substantially larger than the Company and which have greater financial, technical, personnel and marketing resources than the Company, as well as greater name recognition and larger customer bases. The Company believes that additional competitors will be attracted to the Prepaid Phone Card market, including Internet-based service providers and other telecommunications companies. The ability of the Company to compete effectively in the prepaid sector of the long distance market will depend upon the Company's continued ability to provide reliable Cards at prices competitive with, or lower than, those charged by its competitors.

      The telecommunications industry is subject to a very high level of technological change. Existing competitors are more than likely to continue to develop new services that they offer to consumers. The ability of the Company to compete effectively in the telecommunications industry will depend partly upon the Company's ability to develop additional products and services which appeal to its intended end users.

      Recent changes in the regulation of the telecommunications industry may affect the Company's competitive position. The Telecommunications Act of 1996 (the "Telecommunications Act") effectively opens the long distance market to competition from the Regional Bell Operating Companies ("RBOCs"). The entry of these well-capitalized and well-known entities into the long distance market likely will increase competition for long distance customers, including customers who use Prepaid Phone Cards to make long distance calls. The Telecommunications Act also grants the Federal Communications Commission ("FCC") the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of telecommunications services by regulated entities, including the RBOCs, in competition with the Company. See "Government Regulation."

      In addition, the Company may compete with other issuers of Cards which may distribute Cards at or below the Company's cost. These issuers include companies which have significantly larger capitalization and resources, which allow these companies to achieve economies of scale and lower costs of funds employed or, in the case of fraudulent practices, sell Cards without payment to telecommunications carriers.

Government Regulation

      Historically, the Company has been subject to minimal government regulation. However, as the Company implements its plan to change the focus of its business strategy from switchless reseller to facilities-based carrier, the Company will become subject to extensive federal and state regulation. The Telecommunications Act and the FCC regulations apply to interstate telecommunications and international telecommunications that originate or terminate in the United States. State regulatory authorities have jurisdiction over telecommunications that originate and terminate within a state. See "Risk Factors--Regulation."

      Federal. The Telecommunications Act opened the local telecommunications market to competition, and significantly opens the long distance market to local exchange carriers, including the RBOCs, to provide inter-LATA (local access and transport area) long distance telephone service. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunications industry and to implement certain policy objectives, including access charge reform and establishment of the universal service fund. The new legislation will likely result in increased competition in the industry, including from the RBOCs, in the future. See "Competition."

      As a non-dominant international carrier, the Company was required to obtain Section 214 authority from the FCC. The Company has obtained an authorization from the FCC to provide international long distance telephone service. Since the Company became authorized under Section 214, it must also comply with a variety of reporting requirements concerning international traffic and revenues, active circuits, interlocking directors, foreign affiliates and agreements it enters into with foreign carriers. No specific authorization is required by the FCC to provide domestic interstate service. Both domestic interstate and international non-dominant carriers must maintain current tariffs for their service on file with the FCC which contain the current effective rates, terms and conditions of telephone service. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful. As an international non-dominant carrier, the Company will be required to include detailed rate schedules in its international tariffs. The Company has filed a domestic interstate tariff and has prepared and will file an international tariff. On March 21, 1996, the FCC initiated a rule making proceeding in which it proposed to eliminate the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. The FCC's proposed rules are pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. The FCC subsequently adopted its proposal and eliminated the requirement that interstate carriers file domestic tariffs. That decision has been appealed to the Circuit Court and a stay has been issued pending a decision on the merits of the appeal. It is unclear when the Court will rule on the appeal.

      The Telecommunications Act requires long distance carriers to compensate pay phone owners $.284 per call when a pay phone is used to originate a telephone call through a toll-free number. The FCC's decision setting the $.284 compensation rate was remanded to the FCC by the U.S. Court of Appeals for a more adequate justification. Consequently, the compensation rate may change.

      The Company passes these charges directly to the end-users and transfers collection to the long distance carriers to be submitted to the pay phone owners.

      On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to Universal Service support by contributing to a fund (the "Universal Service Fund"). Universal Service contributions will be assessed based on intrastate, interstate and international "end-user" gross telecommunications revenues effective January 1, 1998. The contribution factors proposed by the FCC for the fourth quarter of 1998 will require subject telecommunications carriers to contribute as much as 3.93% of their end user telecommunications revenues. The contribution factors are based on the ratio of total projected quarterly expenses of the universal service support programs to total end user telecommunications revenues and could, therefore, increase or decrease in subsequent periods. The Company currently is determining whether the Universal Service Order will be applicable to the Company. In addition, the Universal Service Order is subject to petitions seeking reconsideration by the FCC and to certain appeals. Until such petitions or appeals are decided, there can be no assurance as to how the Universal Service Order will be implemented or enforced or what effect the Universal Service Order generally will have on competition within the telecommunications industry or specifically on the competitive position of the Company.

      Resale carriers are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, and limit the use of toll-free numbers for pay-per-call services. Resale carriers such as the Company must also pay certain fees annually, including Telecommunications Relay Services ("TRS"), annual Federal Regulatory Fees and other fees and charges. On September 14, 1998, the Company requested the FCC to issue a six-month deferral of the Company's payment of Federal Regulatory Fees for fiscal year 1998, currently estimated to approximate $38,000. There is no assurance that this request will be granted. Failure on the part of the Company to make Federal Regulatory Fee payments could subject the Company to fines or other penalties, including the revocation of its Section 214 authorization.

      State. As the Company continues to establish its own dedicated facilities, the intrastate long distance telecommunications operations provided will also be subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company will be subject to various levels of regulation in the states in which it provides telephone service using its own dedicated facilities (which are generally subject to the same rates as presubscribed long distance services by the states). The majority of states will require that the Company apply for certification to provide telecommunications services, or at least register, before commencing intrastate service. In most of the states where certification or registration is required, the Company is required to file and maintain detailed tariffs listing rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers and assignments of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including revocation, may be imposed for such violations.

      The Company has received authorization to do business in 20 states in the United States and has applications on file for most of the remaining states as well as Puerto Rico and the U.S. Virgin Islands. The Company is currently authorized to provide intrastate telecommunications service in California, the District of Columbia, Michigan, New Jersey and New York. The Company will make additional filings and take other actions it believes are necessary to become authorized to provide intrastate telecommunications services throughout the U.S. See "Risk Factors--Regulation."

      Other. The telecommunications industry has increasingly come under the scrutiny of the Federal Trade Commission ("FTC") and state regulatory agencies with respect to the promotion, marketing and advertising of effective rates, terms and conditions of telecommunications services and products. The New York regional office of the FTC and the New York Attorney General's Office ("NYATG") are currently reviewing advertisements of products and services of other telecommunications companies. While the Company believes that its advertising has complied with federal and state regulations regarding advertising, there can be no assurance that the FTC and the NYATG will not raise inquiries towards the Company's advertising practices.

      The Company is currently analyzing the effects of, and costs imposed by, state escheat laws, the Universal Service Fee legislation and the requirement to compensate pay phone owners under the Telecommunications Act.

Employees

      As of September 30, 1998, the Company had 80 employees, consisting of 74 full-time employees, including three officers, and six part-time employees. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

Trademarks

      The brand names F/X(R) and TEC DIRECT(R) are registered trademarks of the Company, and trademark applications have been filed for all other brands of Cards. As the Company develops new brands, it intends to file additional trademark applications. There can be no assurance that the Company will receive registration for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Risk Factors

      Dependence on Suppliers. The Company's ability to sell the Cards depends upon whether it can continue to maintain a favorable relationship with its suppliers of debit card platform, switching and terminating facilities and bundled Prepaid Phone Cards. The Company currently obtains dedicated facilities primarily from Allied, Innovative and Premiere, and obtains the bundled Cards for three of its eight brands of Cards from Premiere. Currently the Company processes a majority of its minutes through the Hudson Street Facility. Loss of the use of this facility would have an adverse effect on the Company's operations. The Company sells the Cards to either independent distributors or to retail locations serviced by its field representatives, depending upon the locality of the distribution. The Company receives its gross margin as follows:
(i) on facilities-based programs, on the difference between its sales price to customers and the underlying cost to provide the long distance service over its dedicated facilities plus the cost of production of the Cards; and (ii) on bundled Card programs, on the difference between discounts given to customers and the discounts received from its suppliers. During the year ended June 30, 1998,

Premiere provided approximately 43% of the telecommunications services supplied to the Company. The agreement under which these services were provided expired on August 31, 1998. The Company is currently negotiating with Premiere regarding a number of matters including, but not limited to, alleged obligations related to the former agreement, the erroneous processing of extra minutes on Cards activated by Premiere under the prior agreement, the unilateral suspension and repricing of two of the Company's Card programs by Premiere and the potential future provision of telecommunications services currently provided by Premiere. The Company is negotiating new agreements on similar terms with other suppliers. There can be no assurance that the negotiations with other suppliers will be successful or that the Company will be able to continue to market bundled Cards in its transition to a facilities-based carrier. See "Business--Company History," "Notes to Consolidated Financial Statements - Concentrations of Credit Risks--Concentration of Suppliers of Telecommunications Services" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

      Dependence on Long Distance Telecommunications Providers. The Company's ability to maintain and expand its business depends in part upon the ability of its key suppliers to provide it with facilities and Prepaid Phone Cards at favorable terms and rates. The transmission capacity of various long distance telecommunications carriers to originate, transport and terminate the long distance traffic of the Prepaid Phone Cards is currently used by the key suppliers and will be used by the Company in implementing its strategy to become a facilities-based carrier. Regulatory changes, competitive pressures and changes in access charges may adversely affect the charges imposed upon the key suppliers and the Company by other telecommunications providers. There is no assurance that the key suppliers or the Company will be able to continue to obtain origination, transport or termination services at favorable rates and terms. Changes in terms and rates of the Prepaid Phone Cards could have an adverse effect on the Company.

      In addition to favorable rates and terms for its facilities, the key suppliers and the Company also require the cooperation and efficiency of incumbent local exchange carriers ("LECs"), competitive local exchange carriers ("CLECs") and foreign carriers to originate and terminate service for its customers in a timely manner. Although the Company has not experienced significant interruptions of service provided by these carriers in the past, no assurance can be provided that the Company will not experience interruptions in the future or that such interruptions will not have an adverse effect on the Company. See "Facilities and Third Party Service."

      Competition. The Prepaid Phone Card sector of the long distance telecommunications market and the long distance telecommunications market in general are highly competitive and are affected by the constant introduction of new cards and services by industry participants. Competition is based upon pricing, customer service and perceived reliability of the Prepaid Phone Cards. The Company's competitors include some of the largest telecommunications providers as well as emerging carriers in the Prepaid Phone Card market, which are substantially larger than the Company and which have greater financial, technical, personnel and marketing resources than the Company, as well as greater name recognition and larger customer bases. The Company believes that additional competitors will be attracted to the Prepaid Phone Card market (including Internet-based service providers and other telecommunications companies). The ability of the Company to compete effectively will depend upon the Company's continued ability to provide highly reliable Cards at prices competitive with, or lower than, those charged by its competitors. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by the major long distance carriers or other competitors will not have an adverse effect on the Company's business.

      The telecommunications industry is subject to a very high level of technological change. Existing competitors are likely to continue to develop new services that they offer to consumers. The ability of the Company to compete effectively in the telecommunications industry will depend partly on the Company's ability to develop additional products and services which appeal to its intended end users.

      Recent changes in the regulation of the telecommunications industry may affect the Company's competitive position. The Telecommunications Act effectively opens the long distance market to competition from the RBOCs. The entry of these well-capitalized and well-known entities into the long distance market will likely increase competition for long distance customers, including customers who use Prepaid Phone Cards to make long distance calls. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of telecommunications services by regulated entities, including the RBOCs, in competition with the Company. See "Competition" and "Government Regulation."

      In addition, the Company may compete with other issuers of Cards which may distribute Cards at or below the Company's cost. These issuers include companies which have significantly larger capitalization and resources which allow these companies to achieve economies of scale and/or lower costs of funds employed, or in the case of fraudulent practices, sell Cards without payment to telecommunications carriers.

      Market Acceptance. The Prepaid Phone Card segment of the telecommunications industry is an emerging business characterized by an increasing and substantial number of new market entrants which have introduced or are developing an array of new products and services. Each of these entrants is seeking to market, advertise and position its products and services as the preferred method for accessing long distance telephone services. In an emerging industry, demand and market acceptance for newly introduced products and services are subject to a high level of uncertainty. There can be no assurance that substantial markets will continue to develop for Prepaid Phone Cards or that the Company will be able to maintain or increase market acceptance for its existing products and services or achieve significant market acceptance for its new products and services. See "Growth Strategy," "Telecommunications Products and Services of the Company," and "Marketing and Distribution."

      Ability to Manage Growth; Need to Hire Additional Employees. Although the Company expects to continue to grow, there can be no assurance that the growth experienced by the Company will continue or that the Company will be able to achieve the growth contemplated by its business strategy. The expanding nature of the Company's business strategy has placed, and is expected to continue to place, significant demands on all aspects of the Company's business, including its management, financial, technical and administrative personnel and systems. The Company's future operating results will substantially depend upon the ability of its executive officers to manage such anticipated growth and to attract and retain additional highly qualified management, financial, technical and administrative personnel. While all the Company's officers have executive management experience managing start-up companies and in other entrepreneurial activities, as of September 30, 1998, only one has had previous executive management experience in a large public company. There can be no assurance that the Company will successfully manage its expanding operations and continued growth. Any difficulties in managing the Company's expanding operations and continued growth or in attracting additional personnel could have an adverse effect on the Company.

      Financing Requirements. To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of certain warrants to purchase shares of the Common Stock of the Company at $1.50 per share, which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; and (iv) sale of $1,200,000 principal amount of the Company's 10% Six-Month Notes (the "10% Notes") with warrants to purchase shares of the Company's Common Stock at $2.375 per share, all in offerings exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). Due to operating losses and the Company's expansion, the Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

      The Company will require both short-term financing for operations and longer-term capital to fund its expected accelerated growth. To date the Company has no existing bank lines of credit and has not established any sources for such financing. During June 1998, the Company initiated discussions with several entities regarding short-term financing related to accounts receivable to provide funding for the immediate internal expansion of the business. As of September 30, 1998, no such arrangement has been consummated. The Company believes that such an arrangement can be consummated. However, there can be no assurance that such funding will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company. The Company's ability to acquire additional operations and facilities to further accelerate its growth will be dependent upon its ability to raise longer-term capital or otherwise finance such acquisitions. There can be no assurance that such financing will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions acceptable to the Company.

      The Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations.

      Litigation. In June of 1996, the Company became a co-defendant in a legal action in the Circuit Court for the First Judicial District of Hinds County in Jackson, Mississippi in the case entitled Heritage Graphics, Inc. ("Heritage"), et. al. v. Telephone Electronics Corporation ("TEC"), et. al., Civ. No. 251-96-000492. The named plaintiffs in the action are: Heritage Graphics, Inc.; Thomas L. Gould, Jr.; Suzanne G. Gould; and Rainey Scott. The named defendants in the action are: Telephone Electronics Corporation d/b/a TECLink; TECLink, Inc.; the Company; Asynchronous Technologies, Inc.; Barbara Scott; Ronald D. Anderson, Sr. d/b/a Anderson Engineering; Walter Frank; and Frank C. Magliato. The second Amended Complaint filed in the action alleges a conspiracy on the part of all of the defendants to destroy Heritage and to eliminate it as a competitor in the Internet services provider market. The Company and others allegedly duped Heritage into surrendering its trade secrets, its services, its intellectual property, its expertise, etc. to the Company. The complaint's lesser allegations are that (i) defendants conspired to slander the business reputations of Heritage and Tom Gould; and (ii) TEC and the Company are jointly and severally liable to it for $268,245 worth of production work and consulting services provided over the September to December 1995 time period. The plaintiffs seek damages of $500 million. The Company believes that plaintiffs' claims are without merit. Further, the Company believes that its counterclaims are sufficiently well grounded to offset any judgment entered against the Company. The Company intends to vigorously contest this case. The case is set for trial on September 7, 1999 in Jackson, Mississippi.

      In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. ("Conetco"), a/k/a Conetco v. Digitec 2000,Inc. f/k/a Promo Tel. Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications, Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting numerous defenses, including that the Company never received the "refund" in question, has been filed on behalf of the

Company, and a pre-trial conference is scheduled for October 15, 1998.

      See "Legal Proceedings," below for additional litigation.

      Limited Operating History; Net Losses. The Company has had only a limited operating history. The Company reported losses from continuing operations and net losses of $11,183,581 and $11,996,759, respectively for the year ended June 30, 1998, and $2,480,253 and $3,549,514, respectively, for the year ended June 30, 1997. There can be no assurance that the Company will be profitable in the future. The Company's prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Consolidated Financial Statements" and "Supplementary Financial Data".

      Variability of Operating Results. The Company's operating results may vary significantly in the future due to numerous factors, including (i) changes in operating expenses; (ii) timing of the introduction of products and services;
(iii) market acceptance of new products and services; (iv) changes in legislation and regulation which affect the competitive environment for the Company's products and services; (v) other competitive conditions; and (vi) general economic factors. The timing of receipt of cash by the Company may also improve significantly in the future if the Company continues to successfully establish its dedicated telecommunications facilities and ceases to provide bundled Cards, as planned. The Company would no longer need to prepay for its Cards, and the majority of its payments to the local and long distance carriers, as well as the platform and switch providers, would not be payable until service was actually rendered. See "Telecommunications Products and Services of the Company," "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Rapid Technological Change. The telecommunications service industry is characterized by rapid technological change, new product and service introduction, new sales channels and evolving industry standards. The Company's success will depend, in significant part, upon its ability to make timely and cost-effective additions to its technology and introduce new products and services that meet customer demands. The Company expects new products and services to be developed and introduced by other companies that compete with the Company's products and services. The proliferation of new telecommunications technology, including personal communication services and voice communication over the Internet, may reduce demand for long distance services, including Prepaid Phone Cards. There can be no assurance that the Company will be successful in responding to these or other technological changes, evolving industry standards or to new products and services offered by the Company's current and future competitors. The inability of the Company to respond to new products and services offered by competitors or to other changes could have a material adverse effect on the Company. See "Telecommunications Products and Services of the Company" and "Competition."

      Dependence on Facilities and Third Party Services. Key suppliers' facilities include, and the Company's facilities may include upon implementation of its plan to become a facilities-based carrier: (i) switches, network POPs and debit card platforms in strategic geographic regions in the United States; (ii) leased capacity to connect third parties' network POPs and the Company's proposed network POPs; and (iii) direct termination agreements with telecommunications operators in the countries where key suppliers and the Company terminate a large number of minutes. The Company is dependent on key suppliers' and other telecommunications providers' facilities for efficient and uninterrupted service to its customers. Currently the Company processes a majority of its minutes through the Hudson Street Facility. The Company's provision of reliable telecommunications service is dependent upon the ability of key suppliers to protect the switches and other equipment and data at their facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Although the Company believes that the key suppliers have taken precautions, there can be no assurance that a fire, power loss, technical failure, unauthorized intrusion, natural disaster, sabotage or other similar or unforeseen event would not cause the failure of a switch, platform, or other significant technical component, thereby resulting in an interruption in telecommunications services and an adverse effect on the Company. In order to mitigate its reliance on key suppliers and their facilities, the Company is in the process of establishing relationships with additional carriers, as well as expanding the operations of its own carrier division. See "Facilities and Third Party Service."

      Dependence on Key Personnel. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and any key technical personnel that may be needed in connection with the Company's plans to establish its own dedicated facilities. The loss of services of any of its executive officers or key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company has employment agreements with all three of its executive officers, and is currently evaluating the procurement of "key person" life insurance to cover them. The Company's future success also depends on its continuing ability to identify, attract and hire qualified personnel as it expands its business. There can be no assurance that the Company will be able to attract and hire qualified technical and managerial personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

      Market Listing; Volatility of Stock Price. The Company's Common Stock is currently traded on the OTC Bulletin Board. To date, the Company's Common Stock has been relatively illiquid and subject to wide price fluctuations. There can be no assurance that an active public market for the Common Stock will develop or be sustained. Further, the market price of the Company's Common Stock will likely continue to be highly volatile based on actual or contemplated fluctuations in quarterly results of operations, changes in earnings estimates by securities analysts and announcements of new products or lines of business by the Company or its competitors or other events or factors.

      Possible Depressive Effect of Future Sales of Common Stock; Registration Rights. There are currently outstanding 6,858,998 shares of Common Stock. In addition, as of September, 1998, the Company has outstanding the following warrants, options and conversion rights to purchase or otherwise acquire additional shares of Common Stock:

      (i) warrants to purchase 600,000 shares of Common Stock at an exercise price of $2.375 (the "$2.375 Warrants"), which were issued together with the Company's $1,200,000 principal amount 10% Notes during September, 1998,

      (ii) warrants to purchase 1,333,334 shares of Common Stock at an exercise price of $13.20 (the "$13.20 Warrants"), which were issued in conjunction with the contribution of assets to the Company at the time of its formation,

      (iii) an option to purchase 145,000 shares of Common Stock at an exercise price of $13.20 (the "$13.20 Option"), which was issued in connection with the modification of debt terms on a note payable related to the Company's acquisition of the customer base of Prime Communications Inc. ("Prime") (See Notes to Financial
            Statements--Note Payable),

      (iv) options to purchase 1,048,610 shares of Common Stock at exercise prices ranging from $8.1875 to $14.50 (the "Employee/Director Options") per share issued to employees in connection with employment agreements or performance awards and to directors for their services as directors of the Company, and

      (v) 61,050 shares of Preferred Stock issued by the Company to Premiere on March 31, 1998, which shares are convertible into 587,302 shares of Common Stock (the "Conversion Shares").

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      If all the foregoing were to be exercised or converted, there would be an additional 3,714,246 shares outstanding, resulting in total shares outstanding of 10,573,244 and the Company would receive approximately $31,800,000 in net proceeds related to the exercise or conversion of these securities. Of the underlying shares of Common Stock related to the foregoing, all have been included in the Company's Registration Statement on Form S-1, dated April 20, 1998, as amended from time to time, with the exception of the $2.375 Warrants and the Employee/Director Options. The 4,403,134 shares of Common Stock offered by the Company's Prospectus, dated June 30, 1998, as supplemented by Prospectus Supplement No. 1, dated August 14, 1998, including 2,337,498 shares of Common Stock obtained upon exercise of warrants to purchase shares of Common Stock at $1.50 per share, are freely tradeable without restriction under the Securities Act. Subject to restrictions on transfer referred to below, all other outstanding shares of Common Stock were issued by the Company in private transactions, are treated as "restricted securities," as defined under the Securities Act and in the future may be sold in compliance with Rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. The holders of the $2.375 Warrants currently have certain "piggyback" registration rights at any time the Company undertakes to register any transfer of its capital stock under the Securities Act for its own account or for the account of a security holder. In addition, the Company has agreed, subject to certain conditions, to effect a registration with respect to all 600,000 shares of Common Stock underlying the $2.375 Warrants. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of the Company's issued and outstanding Common Stock or (ii) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a two year holding period. The sale of substantial numbers of such shares, whether pursuant to Rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of the Common Stock.

      Dependence on and Concentration of Independent Distributors. The Company distributes the most significant portion of its sales through independent distributors. As a result, the Company's current success is still significantly dependent upon its ability to recruit, maintain and motivate a network of independent distributors. A significant element of the Company's growth strategy is to increase its route sales and distribution of the Company's products and services by expanding its presence in its current markets and by extending this network into new markets either by internal growth, acquisition or both. There can be no assurance that the Company will be able to continue to effectively recruit, maintain and motivate independent distributors or prevent its distributors from marketing other Prepaid Phone Cards.

      PhoneCard Wholesalers, Inc. is currently an independent distributor of the Company and accounted for approximately 19% of the Company's sales for fiscal 1998 and approximately 73% of the Company's accounts receivable at June 30, 1998. The Company has executed a letter of intent pursuant to which it intends to acquire PhoneCard Wholesalers, Inc. However, there can be no assurance that such acquisition will be completed in which event the Company's dependence on this distributor could continue. See "Growth Strategy--Expansion of the Company's Retail Distribution Network."

      Regulation. The Company anticipates that it will be regulated at both the federal and state level as it becomes a facilities-based carrier. The Company will be regulated at the federal level by the FCC and will be required to maintain both domestic and international tariffs for its services containing the current effective rates, terms and conditions of service. The FCC has proposed, however, to eliminate the tariffing requirement for domestic interstate non-dominant carriers. Since the Company will be classified as a domestic interstate non-dominant carrier, this proposal could eliminate the requirement that the Company comply with domestic tariffing requirements. In addition, the Company has received a Section 214 authorization from the FCC to provide international long distance services. As a condition of its Section 214 authorization, the Company must comply with a variety of reporting and filing requirements related to its traffic and revenues, its foreign affiliations and its correspondent and/or termination relationships with the foreign carriers, if any. The intrastate long distance telecommunications operations of the Company will be subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company generally must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is currently authorized to provide intrastate telecommunications service in California, the District of Columbia, Michigan, New Jersey and New York. In most jurisdictions, the Company will be required to file and obtain prior regulatory approval of tariffs for intrastate services. In addition, the Company will also be required to update or amend the tariffs when rates are adjusted or new products are added to the long distance services offered by the Company. The FCC and numerous state agencies also impose prior approval requirements on "transfers of control," including pro forma transfers of control and corporate reorganizations, and assignments of regulatory authorizations.

      While the Company expects to receive all such approvals that it submits for and believes that it is or shall be otherwise in compliance with the applicable federal and state regulations governing telecommunications service, there can be no assurance that the FCC or the regulatory authorities in one or more states will not raise material issues with regard to the Company's compliance with applicable regulations, or that other regulatory matters will not have an adverse effect on the Company's financial condition or results of operations. In addition, changes in the federal and state regulations requiring LECs to provide equal access for origination and termination of calls by long distance subscribers (such as the Company's customers) or in the regulations governing the fees to be charged for such access services, particularly changes allowing variable pricing based upon volume, could have a material adverse effect on the Company's results of operations. See "Business--Government Regulation."

      The Telecommunications Act requires long distance carriers, which the Company has become with its establishment as a facilities-based carrier, to compensate pay phones owners $.284 per call when a pay phone is used to originate a telephone call through a toll-free number. The FCC's decision setting the $.284 compensation rate was remanded to the FCC by the U.S. Court of Appeals for a more adequate justification. Consequently, the compensation rate may change. The Company passes these charges directly to the end-users and transfers collection to the long distance carriers to be submitted to the pay phone owners. See "Business--Government Regulation."

      On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the Universal Service Order. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to Universal Service support by contributing to the Universal Service Fund. Universal Service contributions will be assessed based on intrastate, interstate and international "end user" gross telecommunications revenues effective January 1, 1998. The contribution factors proposed by the FCC for the fourth quarter of 1998 will require subject telecommunications carriers to contribute as much as 3.93% of their end user telecommunications revenues. The contribution factors are based on the ratio of total projected quarterly expenses of the Universal Service support programs to total end user telecommunications revenues and could, therefore, increase or decrease in subsequent periods. The Company currently is determining whether the Universal Service Order will be applicable to the Company. In addition, the Universal Service Order is subject to petitions seeking reconsideration by the FCC and to certain appeals. Until such petitions or appeals are decided, there can be no assurance as to how the Universal Service Order will be implemented or enforced or what effect the Universal Service Order generally will have on competition within the telecommunications industry or specifically on the competitive position of the Company. If it is determined that the Company is subject to the Universal Service Order, compliance with the Universal Service Order could have a material adverse effect on the Company's results of operations.

      In addition, in recent years, the telecommunications industry has increasingly come under the scrutiny of the FTC and state regulatory agencies with respect to the promotion, marketing and advertising of effective rates, terms and conditions of telecommunications services and products. The New York regional office of the FTC and the NYATG are currently reviewing advertisements of products and services of other telecommunications companies. While the Company believes that its advertising has complied with federal and state regulations regarding advertising, there can be no assurance that the FTC and the NYATG will not raise inquiries towards the Company's advertising practices.

      Taxes. The taxation of Prepaid Phone Cards is evolving and is not specifically addressed by the laws of many of the states in which the Company does or intends to do business. Certain states may enact regulation which specifically provides for taxation of such Prepaid Phone Cards or may interpret current laws in a manner resulting in additional tax liabilities.

      In addition, The Taxpayer Relief Act (which became effective on November 1, 1997) provides for a three percent federal excise tax on Prepaid Phone Card sales, based upon retail value, to be charged by telecommunications carriers to any such party who is not a carrier. To date, the federal excise tax has been built in as part of the Company's cost structure from its providers. The Company is responsible for collecting the federal excise tax from its independent distributors for its facilities-based operations. The Company believes that the imposition of such taxes will not have a material adverse effect on the Company's results of operations.

      Fraud; Theft of Services; Uncollectible Accounts. From time to time, callers may obtain services without rendering payment to the Company by unlawfully utilizing the Company's access numbers and PINs. The Company attempts to manage theft and fraud risks through its internal controls, monitoring and blocking systems. The Company believes that its risk management practices are adequate, and to date the Company has not experienced material losses due to such unauthorized use of access numbers and PINs. There can be no assurance that the Company's risk management practices will be sufficient to protect the Company in the future from unauthorized transactions or thefts of services which could have an adverse effect on the Company's financial condition and results of operations.

      In addition, the Company sells its products to certain of its distributors and retail accounts on credit terms, and the Company may introduce new services for which customers may be billed after services are rendered. Although the Company evaluates the risk of uncollectible accounts, it will implement additional credit and collections procedures. There can be no assurance that the Company's actual collection experience will not be worse than anticipated.

ITEM 2. PROPERTIES

      The Company occupies leased premises of approximately 20,000 square feet on two floors at 8 West 38th Street, New York, New York. The sublease with Vanity Fair provides for 10,000 rentable square feet per floor, with a base rental of $14.50 per square foot per annum or approximately $24,200 per month, commencing July 1, 1997 and annual fixed increases of 2.5% in lieu of payment for operating expenses, plus payments of amounts due under the settlement with Vanity Fair. See "Legal Proceedings," below. The sublease expires on March 31, 2001. The Company's present use of the premises involves: 2,000 square feet for reception and common areas; 1,400 square feet for executive offices; 1,000 square feet for conference rooms; 1,500 square feet for shipping and receiving; and the remainder is for general office working areas.

      The Company also maintains a sales and distribution office in Phoenix, Arizona in leased premises containing 1,360 square feet. The lease is for a two-year term which commenced in April 1997 and provides for an annual rent of approximately $19,000 the first year and $20,000 the second year of the term.

      World Access occupied leased premises in Suite 1510 at 125 South Congress Street, Jackson, Mississippi. The offices contain 4,750 square feet. The lease is for a five-year term commencing June 1, 1997 and ending May 31, 2002. The monthly rental is $5,940 per month for the first three years, $6,237 per month in the fourth year and $6,336 per month in the fifth year. As part of an agreement with Meta3, Inc. ("Meta3"), in conjunction with the Company's disposition of World Access, Meta3 has agreed to assume the obligations under this lease. See "Notes to Consolidated Financial Statements--Related Party Transactions."

ITEM 3. LEGAL PROCEEDINGS

      In June of 1996, the Company became a co-defendant in a legal action in the Circuit Court for the First Judicial District of Hinds County in Jackson, Mississippi in the case entitled Heritage Graphics, Inc. ("Heritage"), et. al.
v. Telephone Electronics Corporation, et. al. Civ. No. 251-96-000492. The named plaintiffs in the action are: Heritage Graphics, Inc.; Thomas L. Gould, Jr.; Suzanne G. Gould; and Raine Scott. The named defendants in the action are:
Telephone Electronics Corporation d/b/a TECLink; TECLink, Inc.; the Company; Asynchronous Technologies, Inc.; Barbara Scott; Ronald D. Anderson, Sr. d/b/a Anderson Engineering; Walter Frank; and Frank C. Magliato. The second Amended Complaint filed in the action alleges a conspiracy on the part of all of the defendants to destroy Heritage and to eliminate it as a competitor in the Internet services provider market. The Company and others allegedly duped Heritage into surrendering its trade secrets, its services, its intellectual property, its expertise, etc. to the Company. The complaint's lesser allegations are that (i) defendants conspired to slander the business reputations of Heritage and Tom Gould; and (ii) TEC and the Company are jointly and severally liable to it for $268,245 worth of production work and consulting services provided over the September to December 1995 time period. The plaintiffs seek damages of $500 million. The Company believes that the plaintiffs' claims are without merit. Further, the Company believes that its counterclaims are sufficiently well grounded to offset any judgment entered against the Company. The Company intends to vigorously contest this case. The case is set for trial on September 7, 1999 in Jackson, Mississippi.

      In October of 1997, the Company initiated a lawsuit against IDT Corporation ("IDT"), CG Com, Inc. ("CG Com"), and Carlos Gomez in the Supreme Court of the State of New York for the County of New York (Index No. 604920/97). The Company initially sought and was granted a temporary restraining order which enjoined CG Com and Carlos Gomez from distributing Prepaid Phone Cards of IDT, a competitor of the Company, which the Company alleged was in violation of an Independent Master Distributor Agreement (the "Distribution Agreement") with the Company which provided for CG Com and Carlos Gomez to act as exclusive distributors of the Company's Prepaid Phone Cards in the state of New York. The Amended Complaint sought preliminary injunctive relief against both CG Com and IDT, which was denied by the court. Subsequently, the Company discontinued the action against Mr. Gomez and CG Com. The action seeks $50 million in damages for tortious interference with the Distribution Agreement against IDT. The Amended Complaint alleges, among other things that IDT entered into its distributorship arrangement with CG Com and Mr. Gomez with full knowledge of the business relationship between the Company and those parties. The case is now concluding the discovery phase and a trial date of November 12, 1998 has been set.

      During March 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc. v. Promo Tel, Inc. also known as and/or trading as Digitec 2000, Inc., in the Civil Court of the City of New York for the County of New York, L&T Index No. 066018-98 seeking eviction and judgment against the

Company for a total of $472,799. The matter was settled in September, 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February, 1999.

      In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. ("Conetco"), a/k/a Conetco v. Digitec 2000,Inc. f/k/a Promo Tel. Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications, Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting numerous defenses, including that the Company never received the "refund" in question, has been filed on behalf of the Company, and a pre-trial conference is scheduled for October 15, 1998.

      On June 9, 1998, the Company was served with a Summons and Motion for Summary Judgment by Frontier in a case entitled Frontier Communications International, Inc. v. Digitec 2000, Inc. in the Supreme Court of the State of New York, County of Monroe 5390196 seeking judgment on a promissory note (the "Frontier Note") issued by the Company for $893,061 in connection with Frontier's termination of its Card division. The outstanding amount on the Frontier Note at that time was approximately $558,000, which was reflected in the accounts payable of the Company. On June 19, 1998, the Company paid approximately $56,000 on the Frontier Note, reducing the balance to approximately $502,000. On August 6, 1998, the Company negotiated a settlement with Frontier for $200,000. The Company satisfied the settlement in September 1998, and as a result, a security interest held by Frontier against certain assets of the Company was removed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to, and voted upon by, the stockholders of the Company in conjunction with the 1997 Annual Meeting of Shareholders held on December 22, 1997 in New York, New York:

      1. The election of three directors to serve until the next Annual Meeting of Shareholders or until their successors shall be duly elected and qualified;

      2.    A proposal to approve the adoption of the Company's Stock Incentive
            Plan;

      3. The ratification of the appointment of BDO Seidman, LLP ("BDO") as the Company's independent certified public accountants for fiscal 1998; and

      4. The transaction of such other business as may properly come before the Annual Meeting or any adjournment thereof.

      With respect to the election of directors, the Board designated three nominees for election as directors to the Board to serve until the 1998 Annual Meeting or until their successors are duly elected and qualified. The three nominees consisted of Mr. Frank C. Magliato, the Company's Chief Executive Officer and a director, Ms. Lori Ann Perri, a director, and Mr. Francis J. Calcagno, a new nominee to the Board. The stockholders approved the election of the three nominees to the Board by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, and entitled to vote at the Annual Meeting. Each of the foregoing nominees received the following votes:

       NAME                          FOR               AGAINST          ABSTAIN
       ------------------            ---------         -------          -------

       Mr. Frank C. Magliato         2,945,486            0                0

       Ms. Lori Ann Perri            2,945,486            0                0

       Mr. Francis J. Calcagno       2,945,486            0                0

      With respect to the ratification of the Board's prior adoption of the Company's Stock Incentive Plan, the Board recommended a vote in favor of the adoption of the Stock Incentive Plan under which stock options, stock appreciation rights or "restricted" or unrestricted stock awards, for up to 600,000 shares of the Company's Common Stock may be granted subject to the approval of the Plan by the stockholders of the Company on or before April 24, 1998. Upon approval by the Company's stockholders, the Plan would be administered by a committee of the Board of Directors, the members of which must be non-employees of the Company and outside directors as defined by the Code. The stockholders approved the proposal by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, at the Annual Meeting. The proposal received the following votes:

                                     FOR               AGAINST          ABSTAIN
                                     ---------         -------          -------

                                     2,945,486            0                0

      With respect to the appointment of independent auditors of the Company for the 1998 fiscal year, the Board proposed that the stockholders approve the appointment of the firm of BDO Seidman, LLP to serve as the independent auditors of the Company for the 1998 fiscal year until the 1998 Annual Meeting. BDO served as the Company's independent auditors for the 1997 fiscal year. The stockholders approved the appointment by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, at the Annual Meeting. The proposal received the following votes:

                                     FOR               AGAINST          ABSTAIN
                                     ---------         -------          -------

                                     2,945,486            0                0

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since October 15, 1996, the Company's Common Stock has been quoted and traded on the OTC Bulletin Board, under the trading symbol "DGTT." Prior to such time, it so traded under the symbol "PROE."

The following table sets forth the high and low bid prices as reported on the OTC Bulletin Board for the periods indicated.

       -------------------------------------------------------------------

                        Period (1)             High(1)          Low(1)
       -------------------------------------------------------------------
       Year Ending June 30, 1997(2):
       First Quarter                              $31.50         $18.00
       Second Quarter                              15.00           9.50
       Third Quarter                               13.00           9.88
       Fourth Quarter                              15.00          12.00

       Year Ending June 30, 1998(2):
       First Quarter                              $16.63         $13.00
       Second Quarter                              14.25           5.25
       Third Quarter                                9.25           4.88
       Fourth Quarter                              11.31           6.00
       -------------------------------------------------------------------

            (1) High and low bid prices prior to October 15, 1996 have been retroactively adjusted to give effect to the Company's 1:6 reverse stock split of its Common Stock.

            (2) For the years ended June 30, 1997 and 1998, the Company's Common Stock was thinly traded. Further, over-the-counter market quotations may not necessarily represent actual transactions.

      On October 8, 1998, the last sale price of the Common Stock on the OTC Bulletin Board was $3.625 per share. As of September 30, 1998, there were 700 registered shareholders of the Common Stock. During the year ended June 30, 1998, the Company made the following sales of securities that were not registered under the Securities Act:

      (i) As of June 29, 1998, the Company issued an option to purchase 145,000 shares of Common Stock at an exercise price of $13.20 to Prime.

      (ii) On March 31, 1998, the Company issued 61,050 shares of Preferred Stock to Premiere, which shares are convertible into 587,302 shares of Common Stock.

      In addition, during September 1998, the Company issued $1,200,000 principal amount of its 10% Notes with warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. Nine investors participated in this offering, including an officer/director and his family and a director. The Preferred Stock and the 10% Notes with related warrants were issued to meet working capital needs, and the option to Prime was issued in connection with the restructuring of the payment terms of a note payable to Prime issued in connection with the acquisition of Prime's customer base. The sales of all the foregoing securities were exempt from registration under the Securities Act pursuant to Regulation D.

      The Company has never paid cash dividends on its Common Stock, and the current policy of the Board of Directors is to retain any available earnings for use in the operation and expansion of the Company's business. Therefore, no cash dividends on the Common Stock will be paid in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, cash flow, financial condition and any other factors deemed relevant by the Board of Directors.

--------------------------------------------------------------------------------
ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data set forth below should be read in conjunction with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and related Notes thereto included elsewhere in this Report.

                                                      Year Ended June 30,
                                          --------------------------------------------
                                               1998           1997            1996
                                          --------------------------------------------
Consolidated Statements of Operations Data:
Sales .................................   $ 35,032,533    $ 26,027,909    $ 17,425,199

Cost of sales .........................     33,545,412      25,161,443      16,900,370

Gross profit ..........................      1,487,121         866,466         524,829

Selling, general and
administrative expenses ...............     12,394,471       2,040,749         654,104

Loss from operations ..................    (10,907,349)     (1,174,283)       (129,275)

Other expenses, net ...................       (276,232)     (1,305,970)             --

Loss from continuing operations .......   $(11,183,581)   $ (2,480,253)       (129,275)

Net Loss ..............................   $(11,996,759)   $ (3,549,514)       (129,275)

Net Loss per share (basic and diluted):

    From continuing operations ........   $      (1.99)   $       (.55)           (.05)

    From discontinued operations ......   $       (.15)   $       (.23)             --

    Net Loss per share ................   $      (2.14)   $       (.78)           (.05)

Weighted average common
shares outstanding ....................      5,618,994       4,579,075       2,599,532

                                                          AS OF JUNE 30,
                                          --------------------------------------------
Balance Sheet Data:                           1998            1997              1996
                                          --------------------------------------------
  Working Capital (Deficit) ...........     (2,226,152)       (636,687)      1,216,279

  Total Assets ........................   $  3,139,790       3,526,723       6,056,462

  Long Term Debt ......................   $         --              --              --

  Stockholders' Equity (Deficit) ......   $ (1,494,390)        (71,469)      3,126,946

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and other detailed information regarding the Company included elsewhere in this Form 10-K. Certain statements set forth below regarding matters that are not historical facts, such as statements concerning the expansion and growth of the Company, future growth in the demand for Prepaid Phone Cards and the Company's plans to expand its own dedicated facilities and distribution network, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Business--Risk Factors".

      The Company commenced operations under present management in 1995 to exploit the Prepaid Phone Card sector of the long distance telecommunications market. The Company's Prepaid Phone Cards provide consumers with a competitive alternative to traditional calling cards and presubscribed long distance telecommunications services. The Company's total revenues were $35,032,533, $26,027,909 and $17,425,199, and its net losses were $11,996,759, $3,549,514 and
$129,275, for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, after losses from discontinued operations of $813,178, $1,069,261 and $0, respectively. The Company sold approximately six million Cards, of which approximately five million were its own proprietary branded Cards, and provided more than one hundred million minutes of telecommunications services, during the fiscal year ended June 30, 1998.

      The Company's target markets include ethnic communities with substantial international long distance calling requirements. For the year ended June 30, 1998 approximately 72% of the Company's total minutes were derived from the sale of international long distance telecommunications services. Retail rates in the international long distance market have declined in recent years and, as competition in this segment of the telecommunications industry continues to intensify, the Company believes that this downward trend in rates is likely to continue. Although there can be no assurance, the Company believes that any reduction in rates will be offset in whole or in part by efficiencies attributable to the planned expansion of the Company's services as well as by lower transmission costs per minute resulting from the Company's increased volume of minutes. See "Business--Risk Factors--Competition."

      The Company's fiscal 1997 and 1998 sales have been derived primarily from the resale of bundled Prepaid Phone Cards. The Company resold the Cards at a discount off the retail value of the Cards to either independent distributors or retail locations, depending on the locality of distribution. The Company's fiscal 1997 and 1998 cost of sales consisted primarily of the purchase of the Cards at a greater discount off the face value than the price at which the Cards were resold by the Company. As a result, the Company received its gross margin on the difference between discounts given to its customers and the discounts the Company received from its long distance provider. Since the Cards were sold to the Company as a bundled product, the supplier was liable to the end user for the long distance time on the Cards. At the point of sale, the Company had no further obligation with respect to the Cards sold and revenues were recognized upon sale of the Cards.

      During the last quarter of fiscal 1998 the Company became predominantly a facilites-based carrier. Under these arrangements the Company negotiated and was responsible to the long distance carriers and platform providers for the long distance usage and related platform fee charges incurred in connection with providing service to the end users. Since the Company was not liable for the usage and platform fees on the underlying traffic until it was consumed by the end user, the Company records all sales as deferred revenue until the time on Cards sold is actually used by the consumer.

      The Company believes that its ability to negotiate competitive rates with its long distance providers, attract distributors and successfully market to certain ethnic markets are the primary reasons for its sales increases in fiscal 1997 and 1998. In addition, the Company believes that its further growth is dependent on its ability to (i) continue its planned transition to a facilities-based carrier, (ii) introduce LACs in many of the markets in which it currently distributes Cards or into which it expands, (iii) increase the retail distribution of its products, (iv) introduce additional products and services,
(v) continue to attract consumers with significant international long distance usage and (vi) capitalize upon economies of scale. See "Business--Growth Strategy."

Operations

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

      Net Sales. Net Sales for the year ended June 30, 1998 increased by $9,004,624 or 34.6% to $35,032,533 from $26,027,909 for the year ended June 30,
1997. The Company's sales increase in the first half of the 1998 fiscal year was primarily due to the market acceptance of brands introduced by the Company during the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998. These Cards offered competitive pricing and reliable service.

      Despite the significant year-to-year sales increase of approximately 35%, two events adversely impacted sales and earnings for fiscal 1998. Sales and earnings for the first half of fiscal 1998 were adversely impacted by the decline in sales to CG Com, which had exclusivity in the Metro Area for the Company's primary brand under an Independent Master Distribution Agreement. CG Com accounted for 52% and 42% of sales during the year ended June 30, 1997 and the three months ended September 30, 1997, respectively. During October, 1997, the Company initiated litigation against IDT Corporation and CG Com for tortious interference with the contract seeking $50 million in damages. See "Legal Proceedings." CG Com's percentage of sales declined substantially to 19% of total sales for the year ending June 30, 1998. The Company does not anticipate that sales will continue to be adversely affected since the Company has obtained other distributors for this area and also delivers products through its employees directly to the retail locations.

      In addition, during the year ended June 30, 1998, Premiere provided approximately 43% of the telecommunications services supplied to the Company. During January, 1998, Premiere unilaterally suspended one of the Company's Card programs and repriced the Cards under another of the Company's programs. Prior to the suspension and repricing of the programs, the Company was selling approximately $4.75 million retail value of Cards per month (approximately $3.2 million net revenue to the Company) under the two programs. Following the suspension and repricing, which made the Company's products less competitive in the marketplace, the monthly sales rate declined to approximately $1.5 million per month retail value (approximately $1.0 million net revenue to the Company) and continued at this lower level for the remainder of the year. See "Business--Company History" and "Notes to Consolidated Financial Statements - Transactions with Premiere Communications, Inc."

      During the fourth quarter of fiscal 1998, the Company introduced its facilities-based Cards and its first local access cards (LACs). These Cards significantly lowered the Company's cost of providing long distance services to its customers, thereby having a positive impact upon both the Company's gross margins and its competitiveness in the marketplace due to the additional pricing flexibility created by the lower costs. The Company anticipates that this additional pricing flexibility will have a positive impact upon future sales growth.

      Cost of Sales. The Company's cost of sales for the year ended June 30, 1998 increased to $33,545,412 from $25,161,443 for the fiscal year ended June 30, 1997. The increase of $8,383,969 or 33.3% was primarily related to the increase in revenues that the Company experienced for the fiscal year ended June 30, 1998. Although the Company anticipates that implementation of its facilities-based programs and introduction of additional LACs will substantially increase its gross margins in the future, this effect was not evident during the year ended June 30, 1998 because the volume of sales on these programs was a relatively small portion of total 1998 sales.

      Gross Profit. Gross profit for the year ended June 30, 1998 was $1,487,121 or 4.2% as compared to a gross profit of $866,466 or 3.3% for the fiscal year ended June 30, 1997. During the first quarter of fiscal 1998, the Company obtained additional discounts from Frontier off the face value of Cards distributed by it which increased the Company's gross margin for the quarter to approximately 8% on sales of over $13,000,000. Gross profit margin was adversely affected for the remainder of the year by the Company's transition of its name brands under the Premiere agreement under which the Company was unable to negotiate as competitive a discount. The transition to Premiere followed notification by Frontier of their intention to terminate their Prepaid Phone Card division.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1998 increased by 507% from $2,040,749 for the fiscal year ended June 30, 1997 to $12,394,471. This substantial increase of $10,353,722 can be separated into two distinct categories: (i) non-recurring charges and (ii) other expenses resulting from the growth of the business. With respect to non-recurring charges, the Company recorded the following during the year ended June 30, 1998:

      (i) a one-time promotional expense of approximately $2,869,000, related to the improper processing of additional minutes on the Company's $5 and $10 Cards, which were mistakenly processed by Premiere as $20 Cards. Of this amount, approximately $1,468,000 was charged to operations as a one-time promotional charge during the quarter ended March 31, 1998, and the remainder was charged during the fourth quarter of fiscal 1998 when the distributor who received, and was billed for, most of the Cards with the improperly processed minutes advised the Company that no monies had been collected with respect to the additional minutes processed and refused to pay for same. See

            "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

      (ii) a charge of $1,248,000 for director compensation expense related to the awarding of 300,000 options to directors during March 1998 for their services as directors of the Company.

      (iii) a one-time charge of approximately $287,000 related to the $13.20 Option granted to Prime in conjunction with the modification of the terms of a note payable to Prime. See "Notes to Consolidated Financial Statements--Note Payable."

      (iv) a one-time charge of approximately $234,000 due to the cancellation of print jobs related to Frontier's termination of its Card division and the ensuing disruption in the production and sale of the Cards.

The foregoing items, totaling approximately $4,638,000, represent 45% of the total increase in selling, general and administrative expenses, which the Company believes will not recur.

      The remaining selling, general and administrative expense increases of approximately $5,716,000 were primarily related to the growth of the business over the prior year and the Company's initial implementation of its plan to increase its infrastructure in anticipation of moving its existing brands to facilities-based platform, switching and termination arrangements. For the year ending June 30, 1998 the primary increases in selling, general and administrative expenses as compared to the prior fiscal year ending June 30, 1997 were:

      (i) salaries and employee-related costs increased by approximately $1,318,000 to approximately $2,019,000 from $701,000 as the employee base increased from 26 on June 30, 1997 to 70 on June 30, 1998. The increase in employees was due to the build up of the Company's internal route distribution network, expansion of customer service, the establishment of a carrier services division to negotiate rates for the Company as it introduces its facilities-based programs, and the preparation for the introduction of other new services such as LACs and POS. In addition, the Company added personnel in anticipation of the Company's plans for future growth.

      (ii) bad debt expense charges increased approximately $1,270,000 due to the increase in accounts receivable aged over 90 days at the end of the 1998 fiscal year. See "Notes to Consolidated Financial Statements--Concentrations of Credit Risk." Although bad debt expense is a normal cost of conducting business, the Company believes that charges of this magnitude should not recur due to its plans to implement more stringent credit and collection policies during fiscal 1999.

      (iii) the Company's professional fees also increased by approximately $802,000 to $1,025,000 from approximately $223,000, primarily due to the filing of a Registration Statement on Form S-1 and an amendment thereto, preparation of a Prospectus related to the foregoing Registration Statement, increased legal costs due to regulatory filings and litigation expense, and increased expenses for accounting and corporate consulting.

      (iv) office expenses, utilities and telephone expenses increased an aggregate of approximately $533,000 primarily due to the Company's growth in employees and due to increased rental payments under the lease for the Company's new distribution and administrative headquarters which the Company began occupying April 1, 1997.

      (v) field expenses, travel and entertainment expenses increased an aggregate of approximately $240,000 due to increases in the internal route distribution network and expenses related to the greater number of employees.

      (vi) advertising expense increased approximately $190,000 due to the Company's introduction of new programs and services, and the expansion of existing programs, and amortization expense increased approximately $159,000, primarily due to amortization of customer bases acquired during the year ended June 30, 1997.

      (vii) shareholder relations and filing expenses increased approximately $57,000 incurred in connection with complying with the reporting regulations promulgated by the Securities and Exchange Commission ("SEC"). During fiscal 1997, the Company was exempt from complying and, therefore, was not required to report to the SEC.

      The Company anticipates that its recurring growth-related selling, general and administrative expenses, which represented approximately $7.8 million (i.e., $12.4 million total less $4.6 million non-recurring) of the total selling, general and administrative expenses incurred during the year ended June 30, 1998, will continue to increase, but at a substantially lesser rate, during fiscal 1999, as it continues to add the necessary operational and administrative infrastructure to support the anticipated growth of the Company. However, since approximately 45% of the total 1998 selling, general and administrative expenses are not expected to recur, the Company expects a significant reduction in overall selling, general and administrative expenses during the 1999 fiscal year.

      Loss from Continuing Operations. The increase in loss from continuing operations of $8,703,328 to $11,183,581 for the year ended June 30, 1998 as compared to $2,480,253 for the year ended June 30, 1997 is primarily attributable to the significant increase in selling, general and administrative expenses, which was only partially offset by the increase in sales and much smaller increase in gross profit.

      Loss from Discontinued Operations. As of June 30, 1997, management determined to discontinue the operations of World Access. The Company recognized a net loss from the disposal of World Access of $171,593 for the fiscal year ended June 30, 1998. The Company does not anticipate any additional charges to be recognized related to World Access.

      As of December 31, 1997, management, in connection with its plan to conserve assets to expand its core business, determined to discontinue the operations of its cellular operations division by terminating its operations. The operations of the cellular division were completely discontinued by February 1, 1998. The Company recognized a net loss from the operations of the cellular division of $527,061, and an additional net loss related to the disposal of this division of $114,524, for the year ended June 30, 1998.

      Total net losses from discontinued operations for the year ended June 30, 1998 aggregated $813,178 as compared to $1,069,261 in the prior fiscal year.

      Net Loss. For the year ended June 30, 1998, the Company realized a total net loss of $11,996,759 as compared to a net loss of $3,549,514 in the prior year ending June 30, 1997. The increased loss is due to the substantial increase in selling, general and administrative expenses in 1998 as compared to 1997, as discussed above.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

      Net Sales. Sales for the year ended June 30, 1997 increased to $26,027,909 from $17,425,199 for the fiscal year ended June 30, 1996, representing an increase of 49.4%. During the six months ended December 31, 1996, the Company terminated its switchless unbundled Card and introduced its branded bundled Cards which it purchased primarily from Frontier. With the Company offering a more reliable Card at more competitive rates, the Company's revenues for the third and fourth quarters of fiscal 1997 were approximately $7,000,000 and $14,000,000 respectively, or about 80% of total 1997 revenues. CG COM, as exclusive distributor in the Metro Area, accounted for approximately 52% of the Company's sales during fiscal 1997.

      Cost of Sales. The Company's cost of sales for the year ended June 30, 1997 increased to $25,161,443 from $16,900,370 for the fiscal year ended June 30, 1996. The increase of $8,261,073 or 48.9% was primarily related to the increase in revenues that the Company experienced in the last half of fiscal 1997, together with offering more competitive rates.

      Gross Profit. Gross profit for the year ended June 30, 1997 was $866,466 or 3.3% as compared to $524,829 or 3.0% or an increase of $341,637 or 65.1% as compared to the prior fiscal year. The increase in gross profit is entirely related to the Company's ability, in the last half of fiscal 1997, to offer reliable Cards whose rates per minute were priced more competitively.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1997 increased to $2,040,749 from $654,104 for the year ended June 30, 1996. This increase of $1,386,645 or 212.0% is primarily related to an increase in salaries and personnel-related expenses of $463,683 as the Company's employees increased from 5 to 26 employees by June 30, 1997. The Company's rent expense increased to $92,308 or 177% primarily due to the Company recording a $71,000 non-cash charge for the straight-lining of its rental payments under the lease for the new distribution and administrative headquarters which the Company began occupying April 1, 1997. Advertising, telephone, office expense, bad debt expense, bank charges, repairs and maintenance, and travel and entertainment increased by $186,291, $54,898, $54,702, $51,562, $42,418, $32,116 and $25,569, respectively, primarily related to an increase in the Company's volume of business and greater number of employees. The Company's professional fees also increased by $131,326 primarily in connection with the Company's role in the Heritage litigation as well as having increased needs for accounting and corporate consulting. See "Business--Legal Proceedings." The Company also recorded amortization related to its intangibles of $87,798 primarily due to the acquisition of customer bases during fiscal 1997.

      Other Expenses. During 1996, the Company participated in the establishment of TecLink, Inc. ("TecLink") as a Mississippi-based Internet service provider by selling TecLink certain Internet service provider assets, intellectual property, computer hardware, software and office equipment (that it had previously purchased from TEC and others) as well as an exclusive value added reseller distribution contract for Direct PC satellite dishes from Hughes Corporation ("Hughes"). In exchange for these assets, the Company received $50,000 cash and a 6% per annum note payable (the "Note") for $2,405,000 from TecLink due the earlier of December 31, 1998 or upon the completion of TecLink's initial public offering ("IPO"). The Note was collateralized by the assets of TecLink.

      TecLink and Hughes never reached an accord related to Hughes' responsibilities under its agreement and TecLink experienced losses resulting from not being able to proceed with its initial business plan. As a result of this and other factors, TecLink's IPO was never consummated. Due to the continuing losses, the Company entered into an agreement to acquire the net assets of TecLink as partial satisfaction of the outstanding balance of the Note from TecLink (then $2,105,000). The Company recorded a loss on the Note satisfaction of $1,340,230. On June 1, 1997, the Company established World Access as a wholly-owned subsidiary providing Internet access with the assets reacquired from TecLink. As of June 30, 1997, management determined that it needed to focus on its core business and would discontinue the operations of World Access by selling its net assets. On October 1, 1997, the Company entered into an agreement (the "Agreement") to sell the customer base, the equipment and software which services the customer base and the Company's obligations under its leases for its premises to Meta3, Inc. ("Meta3"), a Mississippi corporation in a similar business. The assets sold had a book value of $988,347. The Agreement calls for Meta3 to pay for the assets sold over a ten month period, commencing November, 1997 (the "Purchase Period"), based on the number of subscribers in the identified customer base, adjusted for its attrition rate for the first five months of the Purchase Period. See "Notes to Consolidated Financial Statements--Related Party Transactions."

      Loss from Continuing Operations. The Company's switchless unbundled product, which was terminated during the quarter ended September 30, 1996 and was replaced by the offering of bundled products during the second half of fiscal 1997, had not been a profitable, nor a reliable product. It is primarily for this reason that the Company experienced a loss (before other expenses) of $1,174,283 for the year ended June 30, 1997. The Company further experienced a loss on the Note satisfaction (as described above) of $1,340,230. As a result, the Company's loss from continuing operations was $2,480,253.

      Loss from Discontinued Operations. As described above, management resolved, as of June 30, 1997 that it would discontinue the operations of World Access. As a result of the Agreement, the Company accrued a loss on disposal of $893,347. World Access reported a net loss from operations of $175,914 for the one month ended June 30, 1997. Therefore, the Company's total loss from discontinued operations aggregated $1,069,261 for the year ended June 30, 1997.

      Net Loss. Due to its market and customer service issues related to its products during the first half of fiscal 1997 and losses related to TECLink and World Access, the Company recorded a net loss of $3,549,514 for the year ended June 30, 1997.

Year Ended June 30, 1996 Compared to Period May 18, 1995 (Inception) to June 30, 1995

      While the Company began operations as of May 18, 1995, it was primarily a shell entity until July, 1995, at which point the Company began to enter the prepaid sector of the long distance telecommunications market.

      Sales. Sales for the year ended June 30, 1996 were $17,425,199 as the Company began to exploit relationships with contacts of certain employees of the Company. Sales were primarily made to distributors who were selling the Cards in credit-challenged residential areas within the Metro Area.

      Cost of Sales. The Company's cost of sales for the year ended June 30, 1996 was $16,900,370 which is directly related to the Cards sold during that year.

      Gross Profit. Gross profit for the year ended June 30, 1996 was $524,829 or 3.0% of sales. In its efforts to gain market share, the Company was selling the Cards with little markup over cost.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1996 were $654,104. The expenses were comprised primarily of salaries and personnel-related expenses of $261,339 and organization expenses of $86,518 related to various corporate filings in order to establish the Company. The Company also had rent of $51,801 for its then current premises for its distribution and administrative headquarters.

      Net Loss. As a result of the Company's initiation of sales efforts to achieve market share, the Company recorded a loss of $129,275 for the year ended June 30, 1996.

Liquidity and Capital Resources

      The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations. During the first quarter of 1999, the Company addressed its working capital needs through the issuance of $1.2 million 10% six month notes. As the facilities-based operations increase, the operating cash flow will increase because the payments to suppliers are payable after the usage of the Cards versus prepaid in the case of bundled Cards. The Company has entered into a Letter of Intent with Convergence Communications, Inc. ("CCI") pursuant to which the Company agreed to enter into negotiations with respect to combining the two companies, an Origination/Termination Agreement, and issuance of $1,000,000 convertible promissory note from CCI. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found.

      The Company's major components of cash flow are as follows:

                                                       YEAR ENDED JUNE 30,
                                               --------------------------------------
                                                 1998           1997           1996
                                               --------       --------       --------
Net cash used in operating activities ...   $(3,422,762)   $  (440,074)   $   (89,880)

Net cash (used in) provided by investing
activities ..............................       (87,181)       171,779       (461,003)

Net cash provided by financing activities     2,891,469        486,375      1,000,000
                                            -----------    -----------    -----------
Net increase (decrease)  in cash ........   $  (618,474)   $   218,080    $   449,117
                                            ===========    ===========    ===========

      Net cash used in operating activities during the year ended June 30, 1998 was $3,422,762, an increase of $2,982,688 as compared to $440,074 for the year ended June 30, 1997. The net cash used in operating activities during 1998 was primarily comprised of uses of cash of approximately $14.3 million, primarily offset by a number of items which reduced the cash needs by an aggregate of approximately $10.9 million, as explained below.

      The primary factors contributing to increases in the Company's cash used in operating activities for the year ended June 30, 1998, and analysis of same, follow:

      (i) The Company's net loss was approximately $12.0 million. See "Operations--Year Ended June 30, 1998 Compared to Year Ended June 30, 1997" for a full explanation of the net loss.

      (ii) Receivables, prior to allowances for bad debt and writeoffs, increased approximately $1.2 million. The increase was due to the Company's extension of credit terms to customers, related in part to Premiere's extension of credit terms to the Company.

      (iii) Prepaid expenses and other assets increased approximately $0.4 million due to the Company's prepayments for facilities usage and carrier deposits related to the establishment of the Company's facilities-based programs.

      (iv) Cash used in the operating activities of discontinued operations totaled approximately $0.5 million. See "Notes to Consolidated Financial Statements--Discontinued Operations of Cellular Division."

      The foregoing cash uses in operating activities, aggregating approximately $14.1 million, were partially offset by the following items which reduced the cash needs by approximately $10.9 million, primarily accounting for the increased cash used in operating activities of $3.4 million:

      (i) Increases in accounts payable and accrued expenses associated with the growth of the business and, to a lesser degree, the Company's liquidity issues during the quarter ended June 30, 1998, aggregated approximately $3.5 million.

      (ii) Promotional expense increased by approximately $2.9 million due to a one-time, non-cash charge related to the erroneous processing of additional minutes on the Company's Cards by Premiere. The amount of $2.9 million was included in accounts payable and subsequently satisfied through the issuance of the Preferred Stock to Premiere. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

      (iii) Bad debt expense increased by approximately $1.3 million due to charges to the reserve for doubtful accounts due to an increase in receivables aged over 90 days.

      (iv) Expenses related to option grants increased approximately $1.5 million, consisting of approximately $1.2 million related to options granted to non-employee directors of the Company and approximately $0.3 million related to options granted to Prime in conjunction with the Prime debt restructuring. See "Notes to Consolidated Financial Statements--Note Payable."

      (v) Deferred revenues related to the introduction of four of the Company's five facilities-based programs during the fiscal 1998 fourth quarter approximated $1.0 million.

      (vi) Other writedowns and writeoffs associated with operating activities aggregated approximately $0.5 million.

      (vii) Other operating activities represented net sources of cash of approximately $0.2 million.

      The net cash used in operating activities of approximately $0.4 million during fiscal 1997, was composed primarily of approximately $5.6 million of cash uses, largely offset by approximately $5.1 million of operating cash sources. The primary factors contributing to the increases in the Company's cash used in operating activities for the year ended June 30, 1997, and analysis of same, follow:

      (i)   The Company's net loss approximated $3.5 million. See
            "Operations--Year Ended June 30, 1997 Compared to Year Ended June 30, 1996" for a full explanation of the net loss.

      (ii) Accounts receivable increased by approximately $1.5 million, primarily due to the higher sales of approximately $14,000,000 in the fourth quarter of 1997, which resulted in an associated higher level of receivables.

      (iii) Deferred revenue decreased by approximately $0.6 million related to the Company's termination of its initial switchless unbundled Card program during the quarter ending September 30, 1996 due to service issues.

      The primary factors which mitigated the Company's need for cash during the year ended June 30, 1997, and analysis of same, follow:

      (i) Accounts payable and accrued expenses increased by approximately $2.4 million due to the higher level of business activity during the fourth quarter of fiscal 1997 when the sales level reached approximately $14,000,000.

      (ii) The Company incurred a one-time, non-cash charge of approximately $1.3 million associated with the write-down of a note receivable from Teclink. See "Notes to Consolidated Financial
            Statements--Related Party Transactions."

      (iii) Prepaid expenses decreased by approximately $0.5 million related to the Company's termination of its switchless unbundled Card program during the quarter ended September 30, 1996.

      (iv) Cash provided by discontinued operations approximated $0.9 million due to the disposal of World Access. See "Notes to Consolidated Financial Statements--Related Party Transactions."

The foregoing net additions and reductions primarily account for the approximately $0.4 million cash used in operating activities for the year ended June 30, 1997.

      During fiscal 1996, the Company's cash used in operating activities approximated $0.1 million. This consisted of uses of cash for accounts receivable of approximately $0.8 million, increases in prepaid expenses totaling approximately $0.5 million related to the Company's switchless unbundled Card program and a net loss approximating $0.1 million, substantially offset by increases in accounts payable of approximately $0.8 million and deferred revenue of $0.6 million.

      Cash used in investing activities in 1998 was solely related to capital expenditures of $87,181, which was not material. Cash provided by investing activities of $171,779 during fiscal 1997 is primarily due to receipt of a payment of $200,000 on the note from TecLink. Cash used in investing activities of $461,003 during fiscal 1996 is primarily related to the purchase of communications equipment valued at $533,625, which subsequently was sold as part of the TecLink transaction, partially offset by the receipt of $150,000 in cash related to payments on the note receivable from TecLink and sales of assets during fiscal 1996. See "Notes to Consolidated Financial Statements--Related Party Transactions."

      The increase in cash provided by financing activities in fiscal 1998 of $2,919,159 is primarily related to the exercise of certain $1.50 Warrants pursuant to which 1,955,825 shares of the Company's Common Stock were purchased at $1.50 per share yielding approximately $2,933,738 of proceeds to the Company.

      The increase in cash provided by financing activities in fiscal 1997 of $486,375 is solely due to the Company's receipt of net proceeds from the exercise of certain $1.50 Warrants pursuant to which 324,250 shares of the Company's Common Stock were purchased at $1.50 per share.

      In April of 1996, the Company entered into an agreement enabling the Company to issue the $1.50 Warrants and certain $13.20 Warrants to purchase an aggregate of 4,203,124 shares of its Common Stock to four individuals and six corporations in exchange for trade secrets, customer bases and other intangible property. $1.50 Warrants and $13.20 Warrants to purchase 3,677,082 shares of the Company's Common Stock were actually issued. The remaining $13.20 Warrants and $1.50 Warrants to purchase 526,042 shares of Common Stock were held awaiting the delivery of certain assets to the Company. Those assets were never received and the Company never issued the warrants to the three parties. All $1.50 Warrants and $13.20 Warrants have a term of five years commencing April 23, 1996 and are callable by the Company, upon 30 days notice, at a call price of $.10 per warrant to purchase one share. Of the 1,333,334 $13.20 Warrants issued, all remain outstanding and are exercisable at a price of $13.20 per share. $1.50 Warrants to purchase 1,760,865 shares of the Company's Common Stock at $1.50 per share were exercised in February and March, 1998. As of June 30, 1998, an aggregate of 2,291,498 shares of Common Stock have been issued related to the exercise of $1.50 Warrants. On August 20, 1998, the Company notified holders of the 52,250 outstanding $1.50 Warrants of its intention to call them in 30 days. As of September 20, 1998, 44,750 of the $1.50 Warrants were exercised, providing $67,125 in net proceeds to the Company, and the remaining 7,500 $1.50 Warrants were terminated.

      For the year ended June 30, 1998, the Company experienced a substantial operating loss before discontinued operations of approximately $11,200,000 and used approximately $3,400,000 cash in operating activities. The Company's cash position at June 30, 1998 approximated $100,000 and its working capital deficit approximated $2,200,000. Due to operating losses and the Company's expansion, the Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen. Of the Company's approximately $2.2 million working capital deficit, approximately $1.0 million consists of deferred revenue which represents sales for which provision of the underlying telecommunications service has not yet been redered or paid for by the Company. This does not represent an immediate cash requirement. In addition, as the Company's facilities-based Cards become more fully deployed, management believes that the total deferred revenue balance, which is one component of the negative net working capital balance, will increase to approximately $4.0 million during fiscal 1999, and will serve to mitigate the effect of negative net working capital.

      Since June 30, 1998, the Company has raised cash through the issuance of $1,200,000 principal amount of its 10% Notes. The majority of this cash has been used by the Company to make facility deposits and to prepay for facilities usage related to further expansion of its facilities-based operations, and to address existing obligations. As the Company increasingly sells more of its facilities-based Cards, which significantly improve the Company's ability to generate cash as compared to the sale of bundled Cards, its capital requirements are expected to progressively decline on a monthly basis until the Company begins to generate positive cash flow, which the Company believes will occur during the third quarter of the 1999 fiscal year. There can be no assurance that the Company's projections for positive cash generation commencing in the second half of fiscal 1999 will be realized.

      To date, capital expenditures have not been material.

      The Company, during fiscal 1997, acquired the customer bases of certain of its distributors through the release of their outstanding obligations to the Company. In connection with one of these transactions, the Company issued a $182,000 note payable with interest at 8% per annum. During June 1998 the terms of this note were renegotiated. As of June 30, 1998, the Company had paid $35,000 principal and $13,564 interest on the note. The remaining principal balance of $147,000 is payable in monthly installments of $12,787 on the first day of each month commencing August 1998 and continuing through July 1999, inclusive. See "Notes to Consolidated Financial Statements--Note Payable."

      The Company's ability to sell its Cards depends upon whether it can continue to maintain a favorable relationship with its suppliers of debit card platform, switching and terminating facilities. The Company currently obtains dedicated facilities primarily from Allied, Innovative and Premiere. During the year ended June 30, 1998, the Company obtained approximately 43% of its telecommunications services from Premiere. These services were provided pursuant to an agreement which expired on August 31, 1998. Among other things, this agreement provided for the extension of certain credit terms by Premiere. Although the Company does not have any arrangements in place to replace the services provided by Premiere, the Company believes that it will be able to either have Premiere continue the services currently provided or negotiate new agreements on similar terms with another supplier. There can be no assurance that the negotiations with Premiere or other suppliers will be successful. In addition, the Company is in negotiations with Premiere to resolve claims arising out of the September 26, 1997 agreement with Premiere relating to development and marketing of Card. In this context, it should be noted that the Company is seeking damages suffered by it and disputing alleged "take or pay" obligations. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc. ("Premiere")."

      On March 31, 1998, the Company entered into the Investment Agreement in which Premiere received 61,050 shares of Preferred Stock valued by the Board of Directors at $6,105,093 which represented Premiere's outstanding accounts receivable balance from the Company as of that date. The $6,105,093 included approximately $4.6 million which was attributable to Cards purchased in the normal course of business, including price adjustments on one of the Company's programs, Cards returned by distributors to the Company due to service problems not honored by Premiere and excess minutes processed by Premiere on Cards activated under the Company's existing programs. In addition, in connection with the closing of the transaction, Premiere charged the Company an additional $1.5 million for minutes improperly processed by Premiere. The Company wrote off approximately $1.5 million as promotional expense and billed the distributor who received most of the Cards which were processed for minutes in excess of their face value. The distributor has informed the Company that no monies were collected, and an additional $1.5 million has been written off as promotional expense since the brands with the excess minutes are still offered by the Company. The Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement, by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 587,302 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment for certain subsequent securities issuances. The Company may call the redemption of each share of Preferred Stock at any time for $100 a share plus accrued dividends. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

Financing Requirements

      To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 $1.50 Warrants to purchase shares of the Common Stock of the Company at $1.50 per share, which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; and (iv) sale of $1,200,000 principal amount of the Company's 10% Notes with warrants to purchase shares of the Company's Common Stock at $2.375 per share, all in offerings exempt from registration under the Securities Act.

      The Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations.

      To date, the Company has no existing bank lines of credit and has not established any sources for such financing. During June 1998, the Company initiated discussions with several entities regarding short-term financing related to accounts receivable to provide funding for the immediate internal expansion of the business. As of September 30, 1998, no such arrangement has been consummated. The Company believes that such an arrangement can be consummated. However, there can be no assurance that such funding will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company.

      For the year ended June 30, 1998, the Company experienced a substantial operating loss before discontinued operations of approximately $11,200,000 and used approximately $3,400,000 cash in operating activities. The Company's cash position at June 30, 1998 approximated $100,000 and its working capital deficit approximated $2,200,000. Due to operating losses and the Company's expansion, the Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

      Since June 30, 1998, the Company has raised cash through the issuance of $1,200,000 principal amount of its 10% Notes. The majority of this cash has been used by the Company to make facility deposits and to prepay for facilities usage related to further expansion of its facilities-based operations, and to address existing obligations. As the Company increasingly sells more of its facilities-based Cards, which significantly improve the Company's ability to generate cash as compared to the sale of bundled Cards, its capital requirements are expected to progressively decline on a monthly basis until the Company begins to generate positive cash flow, which the Company believes will occur during the third quarter of the 1999 fiscal year.

      On September 22, 1998, the Company entered into a Letter of Intent with CCI pursuant to which the Company agreed to enter into negotiations with respect to: (i) a possible combination of the Company and CCI; (ii) an International Origination/Termination Agreement pursuant to which CCI would provide for local origination and termination in certain foreign countries; and (iii) the purchase by CCI of up to $1,000,000 of convertible promissory notes issued by the Company accompanied by warrants to purchase Common Stock of the Company. The Company is currently negotiating International Origination/Termination Agreement and the sale of the first $500,000 of the convertible notes with warrants and expects to finalize this portion of the potential transaction during October, 1998. There can be no assurances that the Company and CCI will reach agreement with respect to the business combination, the International Origination/Termination Agreement or the sale of promissory notes.

      In addition, the Company is negotiating with a shareholder group for a $1.25 million revolving line of credit, which it believes will be finalized during November, 1998. There can be no assurance that this line of credit will be available to the Company, or, if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company.

Management expects to realize additional cash flow improvement through a gradual reduction in inventory of bundled Cards, which represent the majority of current inventory. As the bundled Cards are phased out during the transition to full facilities-based operations, the Company expects to realize approximately $250,000 from this inventory reduction. In addition, the Company plans a complete review of its selling, general and administrative expenses, which management believes may provide further cost reductions and reduced cash needs of approximately $500,000 during the remainder of the 1999 fiscal year.

      With implementation of the above plans, the Company expects capital requirements of appoximately $2.25 million during fiscal 1999, before it begins to generate positive cash flow during the second half of fiscal 1999. The foregoing amount includes further expansion of the Company's facilities-based LACs into additional cities. The Company believes that any two of the potential purchase by CCI of $1,000,000 of convertible promissory notes, the potential revolving line of credit arrangement or the accounts receivable financing referenced above should meet the above financing needs if addtional facilities are made operable by the Company's sulliers in a timely manner to increase facilities-based sales. If none of these financing arrangements should not occur, or if cash needs prove to be greater than contemplated, the Company will need to slow its expansion of its LAC offerings to additional cities during 1999 to fund its operating shortfall during the second quarter and early portion of the third quarter of fiscal 1999 or until the Company becomes cash flow positive. Also, the Company expects to consider other financing opportunities during the 1999 fiscal year. The Company believes that its potential sources of capital and internally generated cash from operations in the latter half of fiscal 1999 will be sufficient to fund its operations throughout the 1999 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing in the second half of fiscal 1999 will be realized. minimize its up-front cash requirements in order to extend its cash availability through the end of fiscal 1999.

      The Company's ability to acquire additional operations and facilities to further accelerate its growth will be dependent upon its ability to raise longer-term capital or otherwise finance such acquisitions. There can be no assurance that such financing will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions acceptable to the Company.

Market Risk

      The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and note payable at June 30, 1998 and 1997, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

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

      None of the Company's Card activations are date-dependent. All activations and deactivations are based on payment and usage only, as a normal debit account works. Further, the Company currently is not utilizing any integrated software which will be impacted significantly by the Year 2000 Issue. As a result, the Company does not anticipate significant expense in ensuring that the Company has adequately provided for any corrections to its existing hardware or software. Furthermore, the Company is currently evaluating an upgrade of its financial and accounting software and has obtained documentation from vendors of such software stating that the Year 2000 Issue has been addressed.

      In addition, the Company is beginning the process of contacting its key suppliers and other vendors to assure that they have addressed the Year 2000 issue as regards continuing provision of services to the Company.

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting of certain information about operating segments by public companies in both annual and interim financial statements. SFAS No. 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.

      SFAS Nos. 130 and 131 are both effective for financial statements for periods beginning after December 15, 1997 and both require comparative information for earlier years to be restated. The adoption of SFAS No. 130 will not have a material effect on the Company's financial position or results of operations. The adoption of SFAS No. 131 will have no effect on the Company's financial position or results of operations, and the Company continually evaluates SFAS No. 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement, will have on future financial disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company believes that its financial instruments as described elsewhere in this Form 10-K are not subject to material market risk. The Company's financial instruments at June 30, 1998 and 1997 consist of Notes Payable of $168,556 and $182,000 respectively. The carrying value of each of these financial instruments approximates its market value due to the short maturity of each of the instruments and due to the fact that the interest rates approximate current market rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company and related Notes thereto and the financial information required to be filed herewith are included on pages F-1 to F-28 and Schedule S-1 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

      The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the corresponding sections of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") for its Annual Meeting of Stockholders to be held on November 18, 1998.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) Consolidated Financial Statements and Financial Schedules

      (1)  Consolidated Financial Statements
                                                                         Page(s)
                                                                         -------
           Report of Independent Certified Public Accountants.............  F-2

           Consolidated Balance Sheets as of June 30, 1998 and 1997.......  F-3

           Consolidated Statements of Loss for the years ended
           June 30, 1998, 1997 and 1996. .................................  F-4

           Consolidated Statements of Stockholders' Equity (Deficit)
           for the years ended June 30, 1998, 1997 and 1996...............  F-5

           Consolidated Statements of Cash Flows for the years ended
           June 30, 1998, 1997 and 1996. .................................  F-6

           Notes to Consolidated Financial Statements.....................  F-8

      (2)  Financial Statement Schedule

           Schedule II -- Valuation and Qualifying Accounts................ S-1

(b)   Reports on Form 8-K

           None

(c)   Exhibits

      4.4 Form of Note and Warrant Purchase Agreement, dated as of September 1, 1998

      10.23 Letter of Intent to acquire Phonecard Wholesalers, Inc. dated February 16, 1998

      10.24 Settlement Agreement with Frontier Communications, Inc., dated August 7, 1998

      10.25 Letter of Intent between Convergence Communications, Inc. and DigiTEC 2000 Inc., dated September 22, 1998

      27      Financial Data Schedule

--------
(1) To be filed by amendment.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of DigiTEC 2000, Inc. (formerly Promo Tel, Inc.)
   New York, N.Y.

We have audited the accompanying consolidated balance sheets of DigiTEC 2000, Inc. and subsidiary (formerly Promo Tel, Inc.) as of June 30, 1998 and 1997 and the related consolidated statements of loss, stockholders' equity (deficit) and cash flows for the years ended June 30, 1998, 1997 and 1996 and the financial statement schedule of Digitec 2000, Inc. and subsidiary (the "Company") listed in Item 14(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigiTEC 2000, Inc. and subsidiary as of June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has experienced significant losses from continuing operations for the three years ending June 30, 1998, has a deficit in working capital and equity at June 30, 1998 and may have significant contractual obligations as discussed in Note 6. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(a) to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainties.


/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

October 9, 1998

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                                     Consolidated Balance Sheets
================================================================================

June 30,                                                                1998               1997
-------------------------------------------------------------------------------------------------
Assets

Current:
   Cash                                                         $    108,722       $    727,197
   Accounts receivable, net of allowance for bad
      debts of $1,305,000 and $60,000 (Note 3)                     1,692,222          1,868,227
   Inventory                                                         393,586            218,877
   Prepaid expenses and other                                        123,953             11,814
-------------------------------------------------------------------------------------------------
Total current assets                                               2,318,483          2,826,115
Property and equipment, net of depreciation of
   $64,877 and $14,202 (Note 4)                                      160,040             64,397
Customer lists, net of accumulated amortization of
   $334,000 and $98,000 (Note 7)                                     373,882            606,920
Carrier deposits and other                                           287,385             29,291
-------------------------------------------------------------------------------------------------
                                                                $  3,139,790       $  3,526,723
=================================================================================================
Liabilities and Stockholders' Deficit
Current:
   Accounts payable - trade                                     $  1,379,896       $  2,410,756
   Accounts payable and accrued expenses                             464,620            551,698
   Payable to Premiere Communications, Inc.
      (Note 6)                                                       597,132            123,923
   Accrued legal                                                     450,188             47,313
   Accrued settlement expenses (Note 8)                              204,126                 --
   Accrued research and development (Note 2(j))                      325,000                 --
   Deferred revenue                                                  955,117                 --
   Note payable - current (Note 7)                                   168,556            117,610
   Net liabilities of discontinued operations
      (Notes 5(b) and 15)                                                 --            211,502
-------------------------------------------------------------------------------------------------
Total current liabilities                                          4,544,635          3,462,802
Note payable (Note 7)                                                     --             64,390
Deferred rent (Note 2(k))                                             89,545             71,000
-------------------------------------------------------------------------------------------------
Total liabilities                                                  4,634,180          3,598,192
-------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 6 and 9)
Stockholders' deficit
   Series A Callable at $100 per share, Convertible
      Preferred Stock, $.001 par value, 1,000,000
      shares authorized; 61,050 and -0-, shares issued
      and outstanding, respectively                                       61                 --
   Common Stock, $.001 par value, 100,000,000
      shares authorized; 6,814,248 and 4,858,418
      shares issued and outstanding, respectively                      6,814              4,858
   Additional paid-in capital                                     14,174,283          3,602,462
   Accumulated deficit                                           (15,675,548)        (3,678,789)
-------------------------------------------------------------------------------------------------
Total stockholders' deficit (Notes 10 and 11)                     (1,494,390)           (71,469)
-------------------------------------------------------------------------------------------------
                                                                $  3,139,790       $  3,526,723
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                                 Consolidated Statements of Loss
================================================================================

                                                                      Year ended June 30,
                                                       ------------------------------------------------
                                                            1998              1997            1996
-------------------------------------------------------------------------------------------------------
Net sales (Note 3)                                     $ 35,032,533      $ 26,027,909    $ 17,425,199
Cost of sales (Note 3)                                   33,545,412        25,161,443      16,900,370
-------------------------------------------------------------------------------------------------------
        Gross profit                                      1,487,121           866,466         524,829
Selling, general and administrative
   expenses (Note 3, 6, 10(b))                           12,394,471         2,040,749         654,104
-------------------------------------------------------------------------------------------------------
        Loss before other income (expenses)             (10,907,350)       (1,174,283)       (129,275)
-------------------------------------------------------------------------------------------------------
Other income (expenses):
   Other income                                              10,869            34,260              --
   Loss on modification of debt terms (Note 7)             (287,100)               --              --
   Loss on note satisfaction (Note 5(b))                         --        (1,340,230)             --
-------------------------------------------------------------------------------------------------------
        Other expenses                                     (276,231)       (1,305,970)             --
-------------------------------------------------------------------------------------------------------
        Loss from continuing operations                 (11,183,581)       (2,480,253)       (129,275)
-------------------------------------------------------------------------------------------------------
Discontinued operations (Notes 5(b) and 15):
      Loss from operations of Cellular Division            (527,061)               --              --
      Loss from operations of World Access                       --          (175,914)             --
      Loss on disposal of Cellular Division                (114,524)               --              --
      Loss on disposal of World Access                     (171,593)         (893,347)             --
-------------------------------------------------------------------------------------------------------
        Loss from discontinued operations                  (813,178)       (1,069,261)             --
-------------------------------------------------------------------------------------------------------
Net loss                                               $(11,996,759)     $ (3,549,514)   $   (129,275)
=======================================================================================================
Net loss per common share-basic and diluted
   (Note 11):
      Loss from continuing operations                  $      (1.99)     $       (.55)   $       (.05)
      Loss from discontinued operations                        (.15)             (.23)             --
-------------------------------------------------------------------------------------------------------
                                                       $      (2.14)     $       (.78)   $       (.05)
=======================================================================================================
Weighted average number of common and common
   equivalent shares outstanding used in basic and
   diluted                                                5,618,994         4,579,075       2,599,532
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                       Consolidated Statements of Stockholders' Equity (Deficit)
================================================================================

                                                     Preferred stock       Common stock          Additional
                                                   ------------------  ---------------------       paid-in       Accumulated
                                                    Shares   Amount     Shares       Amount        capital         deficit
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                  --   $ --      1,333,334    $  1,334    $     (1,334)   $         --
   Sale of common stock relating to merger
      with Promo Tel-Nevada (Note 1(b))                 --     --         59,042          59             (59)             --
   Issuance of stock subscriptions                      --     --        833,333         833         499,167              --
   Issuance of common stock relating to
     debt conversion (Note 5(a))                        --     --        833,333         833         499,167              --
   Issuance of options to purchase common
     stock in exchange for customer lists and
     other tangible property (Note 5(b))                --     --             --          --         584,143              --
   Issuance of common stock relating to asset
     purchase (Note 3(a))                               --     --      1,605,385       1,605       1,670,473              --
   Payment of stock subscriptions receivable            --     --             --          --              --              --
   Net loss                                             --     --             --          --              --        (129,275)
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                                  --     --      4,664,427       4,664       3,251,557        (129,275)
   Acquisition of treasury stock (Note 3(a))            --     --             --          --              --              --
   Retirement of treasury stock                         --     --       (130,259)       (131)       (135,145)             --
   Exercise of warrants                                 --     --        324,250         325         486,050              --
   Net loss                                             --     --             --          --              --      (3,549,514)
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                                  --     --      4,858,418       4,858       3,602,462      (3,678,789)
   Exercise of warrants                                 --     --      1,955,825       1,956       2,931,782              --
   Issuance of options to directors in lieu
     of compensation (Note 10)                          --     --             --          --       1,248,000              --
   Adjustment:  Fractional shares                       --     --              5          --              --              --
   Issuance of preferred stock to satisfy
     trade payable (Note 6)                         61,050     61             --          --       6,104,939              --
   Issuance of option related to debt
     modification                                       --     --             --          --         287,100              --
   Net loss                                             --     --             --          --              --     (11,996,759)
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                              61,050   $ 61      6,814,248    $  6,814    $ 14,174,283    $(15,675,548)
==============================================================================================================================


                                                Stock sub-             Treasury stock              Total
                                                scriptions         -----------------------     stockholders'
                                                receivable          Shares       Amount       equity (deficit)
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                          $       --              --    $        --    $         --
   Sale of common stock relating to merger
      with Promo Tel-Nevada (Note 1(b))                 --              --             --              --
   Issuance of stock subscriptions                (440,000)             --             --          60,000
   Issuance of common stock relating to
     debt conversion (Note 5(a))                        --              --             --         500,000
   Issuance of options to purchase common
     stock in exchange for customer lists and
     other tangible property (Note 5(b))                --              --             --         584,143
   Issuance of common stock relating to asset
     purchase (Note 3(a))                               --              --             --       1,672,078
   Payment of stock subscriptions receivable       440,000              --             --         440,000
   Net loss                                             --              --             --        (129,275)
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                  --              --             --       3,126,946
   Acquisition of treasury stock (Note 3(a))            --         130,259       (135,276)       (135,276)
   Retirement of treasury stock                         --        (130,259)       135,276              --
   Exercise of warrants                                 --              --             --         486,375
   Net loss                                             --              --             --      (3,549,514)
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                  --              --             --         (71,469)
   Exercise of warrants                                 --              --             --       2,933,738
   Issuance of options to directors in lieu
     of compensation (Note 10)                          --              --             --       1,248,000
   Adjustment:  Fractional shares
   Issuance of preferred stock to satisfy
     trade payable (Note 6)                             --              --             --       6,105,000
   Issuance of option related to debt
     modification                                       --              --             --         287,100
   Net loss                                             --              --             --     (11,996,759)
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                          $       --              --    $        --      (1,494,390)
==============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                           Consolidated Statements of Cash Flows
================================================================================

                                                                              Year ended June 30,
                                                                --------------------------------------------
                                                                     1998          1997          1996
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                     $(11,996,759)  $ (3,549,514)  $   (129,275)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Provision for bad debts                                    1,467,656        196,752         86,752
        Provision for bad debts - Cellular Division                   52,463             --             --
        Write-off of accounts receivable                            (222,656)      (130,000)       (33,504)
        Write-down of inventory                                      206,281        (33,000)            --
        Depreciation                                                  50,675         11,657          2,545
        Amortization                                                 236,256         87,798          9,946
        Promotional expense                                        2,868,989             --             --
        Deferred revenue                                             955,117       (567,136)       567,136
        Deferred rent                                                 18,545         71,000             --
        Directors' compensation                                    1,248,000             --             --
        Loss on modification of debt                                 287,100             --             --
        Loss on disposal of World Access                             171,593        893,347             --
        Write-down of Cellular Division                              114,524             --             --
        Loss on write-down of note receivable                             --      1,340,230             --
        (Increase) decrease in:
           Accounts receivable                                    (1,161,958)    (1,539,648)      (752,100)
           Inventory                                                (381,433)      (146,948)       (71,929)
           Prepaid expenses and other                               (104,727)       470,047       (530,726)
           Carrier deposits and other                               (258,093)            --             --
        Increase (decrease) in:
           Accounts payable - trade                               (1,030,860)     1,735,432        675,325
           Accounts payable and accrued expenses                     (87,078)       486,322         65,376
           Payable to Premiere Communications, Inc.                3,709,220        123,923             --
           Accrued legal                                             402,875         26,739         20,574
           Accrued settlement                                        204,126             --             --
           Accrued research and development                          325,000             --             --
------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities of
                continuing operations                             (2,925,144)      (522,999)       (89,880)
Net cash provided by (used in) operating activities of
   discontinued operations                                          (497,619)        82,925             --
------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities               (3,422,763)      (440,074)       (89,880)
------------------------------------------------------------------------------------------------------------
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                               Consolidated Statements of Cash Flows (continued)
================================================================================

                                                                              Year ended June 30,
                                                               ---------------------------------------------
                                                                      1998           1997           1996
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                        $   (87,181)   $   (69,439)   $    (9,160)
   Proceeds from repayment of related party loans                       --         41,218             --
   Payment received on note receivable                                  --        200,000        100,000
   Purchase of communications equipment                                 --             --       (533,625)
   Proceeds from sale of assets                                         --             --         50,000
   Issuance of related party loans                                      --             --        (68,218)
------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing
                activities                                         (87,181)       171,779       (461,003)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of Prime Communications loan                          (35,000)            --             --
   Principal payments on note payable                               (7,269)            --             --
   Proceeds from exercise of warrants                            2,933,738        486,375             --
   Proceeds from stock subscriptions                                    --             --        500,000
   Proceeds from issuance of convertible debt                           --             --        500,000
------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities          2,891,469        486,375      1,000,000
------------------------------------------------------------------------------------------------------------
              Net increase (decrease) in cash                     (618,475)       218,080        449,117
Cash (including restricted cash of $367,363 at June 30,
   1996), beginning of period                                      727,197        509,117         60,000
------------------------------------------------------------------------------------------------------------
Cash (including restricted cash of $367,363 at June 30,
   1996), end of period                                        $   108,722    $   727,197    $   509,117
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
================================================================================

1. The Company                    (a) Liquidity and Basis of Presentation

                                      The accompanying consolidated financial
                                      statements of the Company have been
                                      prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations. During the first quarter of 1999, the Company addressed its working capital needs through the issuance of $1.2 million 10% six month notes. As the facilities-based operations increase, the Company believes that the operating cash flow will increase because the payments to suppliers are payable after the usage of the Cards versus prepaid in the case of bundled Cards. In addition, the Company has entered into a Letter of Intent with Convergence Communications, Inc. ("CCI") pursuant to which the Company agreed to enter into negotiations with respect to combining the two companies, an Origination/Termination Agreement, and/or issuance of $1,000,000 convertible promissory note from CCI. The Company is continuing to negotiate new agreements with suppliers with more competitive pricing. There can be no assurance that the negotiations with other suppliers will be successful or that the Company will be able to continue to market bundled cards in its transition to a facilities-based carrier. Operationally, the Company plans a complete review of its selling, general and administrative expenses, which management believes may provide cost reductions and reduced cash needs of approximately $500,000 during the remainder of the 1999 fiscal year. In addition, the Company expects to realize approximately $250,000 in cash generation through a gradual reduction in bundled Card inventory, which represents the majority of its current inventory, as the bundled Cards are phased out during the transition to facilities-based operations. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found.

                                  (b) Business

                                      DigiTEC 2000, Inc. and Subsidiary
                                      (formerly Promo Tel, Inc., the "Company") is primarily engaged in the distribution, marketing and management of prepaid telephone calling cards ("Cards"). It currently markets its telephone calling card products principally throughout the New York tri-state metropolitan area. On October 18, 1996, the Company changed its name to DigiTEC 2000, Inc.

                                  (c) Organization

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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

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

                                      Promo Tel-Delaware is the continuing
                                      entity for financial reporting purposes, and the financial statements prior to July 11, 1995 represent its financial position and results of operations. The assets, liabilities and results of operations of Promo Tel-Nevada are included as of July 11, 1995. The Company was formed on May 18, 1995 and commenced operations in July 1995. Although Promo Tel-Delaware is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Promo Tel-Nevada as the surviving corporation has not changed. Promo Tel-Nevada had amended its Articles of Incorporation to change its name from Promo Tel, Inc. to the Company's current name (Note 1(a)).

                                      In September 1996, the Board of Directors of the Company approved a reverse stock split of the Company's common stock. Each stockholder of record on October 18, 1996 received one share of new common stock for each six shares of common stock held. The equity accounts of the Company and all disclosures have been retroactively adjusted to reflect the recapitalization and the one-for-six reverse stock split.

2. Summary of Significant         (a) Principles of Consolidation
   Accounting Policies

                                      The consolidated financial statements
                                      include the accounts of the Company and, from June 1, 1997, through October 1997, its wholly-owned subsidiary, World Access Solutions, Inc. ("World Access"). All significant intercompany balances and transactions have been eliminated. (See Notes 5 and 12.)

                                  (b) Use of Estimates

                                      In preparing the consolidated financial
                                      statements in conformity with generally
                                      accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                                  (c) Revenue Recognition

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      Sales of bundled Cards from third-party
                                      providers for which the Company acts
                                      solely as a distributor are recorded at
                                      the sale price of the Card and are
                                      recognized upon delivery. The related cost of the Cards is simultaneously charged to the cost of sales.

                                      Revenue from the sale of proprietary,
                                      branded, facilities-based prepaid phone
                                      Cards and the related costs of providing long distance services are recognized as the telephone calls are completed by end users. A monthly access fee of $.25 per Cards is recognized at the beginning of each month commencing thirty days after the first use of the Card. Unused calling time is recognized into income on the expiration date of the Card, twelve months after activation, subject to applicable state escheat laws. Amounts collected prior to the recording of revenue are classified as Deferred Revenue.

                                  (d) Allowance for Bad Debts

                                      The Company maintains an allowance for bad debts to provide for estimated future losses due to lack of collectibility of customers' accounts. These allowances are based on a detailed analysis of delinquencies, an assessment of overall risks, mamagement's evaluation of probable losses, historical performance, and the credit grade of certain customers. Specific accounts are written off when the probability of loss has been established in amounts determined to cover such losses after considering the customer's financial condition. (See Note 3(b))

                                  (e) Cash and Cash Equivalents

                                      The Company considers cash and cash
                                      equivalents as those highly liquid
                                      investment purchased with original
                                      maturity of three months or less. The risk associated with cash and cash equivalents in banks is considered low as management utilizes financial institutions with a credit quality of at least AA.

                                  (f) Inventory

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      Inventory, consisting primarily of
                                      telephone calling cards, is stated at the lower of cost or market. Cost is determined by the first-in, first-out
                                      (FIFO) method.

                                  (g) Property and Equipment

                                      Property and equipment are stated at cost.
                                      Depreciation and amortization are
                                      calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years.

                                  (h) Customer Lists

                                      Customer lists were purchased from third parties during 1997 and 1996. These costs are amortized on a straight-line basis over the estimated useful lives of the customer bases acquired, which approximate three years. The Company periodically evaluates the recoverability of these intangibles based on several factors, including management's intention with respect to the acquired assets and the estimated future non-discounted cash flows expected to be generated by such assets. To date, the Company has not recorded any impairment of its intangibles.

                                  (i) Carrier Deposits

                                      Carrier deposits represent deposits
                                      required by the facilities providers to
                                      secure usage of telecommunications
                                      facilities. Carrier deposits are included in other assets for financial statement purposes.

                                  (j) Research and Development

                                      Research and development costs consist of costs to develop customized programs for the Company's Prepaid Phone Card products and services. These costs are recorded as period expenses when incurred and included in selling, general and administrative expenses. For the year ended June 30, 1998, the amount of $325,000 represents the Company's portion of the development costs incurred pursuant to the agreement with College Enterprises, Inc. ("CEI"), which offers telecommunications services to certain universities and schools. The Company intends to offer long distance telecommunications service to CEI debit card users during fiscal 1999. Amounts incurred by the Company during fiscal 1997 and 1996 were deemed immaterial.

                                  (k) Deferred Rent

                                      The Company accounts for rent on a
                                      straight-line basis over the term of the leases. The effect of such adjustment for the years ended June 30, 1998 and 1997 was approximately $18,545 and $71,000 respectively. No adjustment was necessary for fiscal 1996.

                                  (l) Advertising Costs

                                      All advertising costs are expensed as
                                      incurred and included in selling, general and administrative expenses.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                  (m) Deferred Income Taxes

                                      Deferred tax assets and liabilities are
                                      recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change. Adequate reserves against deferred tax assets which may not be utilized have been provided.

                                  (n) Earnings Per Share

                                      The Company adopted the provisions of
                                      Statement of Financial Accounting
                                      Standards ("SFAS") No. 128 "Earnings per
                                      Share" for the fiscal year ended June 30, 1998. The adoption of this standard did not have a material impact on the Company's income (loss) per share computation. The computation of income
                                      (loss) per common share is based on the
                                      weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), assumed to be outstanding during the year. The dilutive earnings
                                      (loss) per share have not been presented since the effect of the options and warrants to purchase common stock and the convertible preferred stock were anti-dilutive. Net loss per share amounts for all periods have been presented and the amounts of prior periods have been restated to comply with provisions of SFAS
                                      128. The weighted average shares have been retroactively adjusted to reflect the exchange of the 1,333,334 shares and the one-for-six reserve stock split.

                                  (o) Fair Value of Financial Instruments

                                      The carrying values of financial
                                      instruments, including cash and
                                      note payable at June 30, 1998 and 1997,
                                      approximate fair value as of those dates because of the relatively short-term maturity of these instruments and because their interest rates approximate current market rates.

                                  (p) Reclassifications

                                      Certain amounts as previously reported
                                      have been reclassified to conform to the 1998 presentation.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                  (q) Recent Accounting Pronouncements

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

                                      In June 1997, the FASB issued SFAS No.
                                      131, "Disclosures about Segments of an
                                      Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting of certain information about operating segments by public companies in both annual and interim financial statements. SFAS No. 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.

                                      SFAS Nos. 130 and 131 are both effective for financial statements for years beginning after December 15, 1997 and both require comparative information for earlier years to be restated. The adoption of SFAS No. 130 will not have a material effect on the Company's financial position or results of operations. The adoption of SFAS No. 131 will not have a material effect on the Company's financial position or results of operations. The Company continually evaluates SFAS No. 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement, will have on future financial disclosures.

3. Concentrations of              The Company experiences risk concentration
   Credit Risk                    due to geographic and customer concentrations
                                  and a limited number of suppliers.

                                  (a) Geographic Concentration of Sales

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      The Company currently distributes and
                                      markets its Cards primarily in the New
                                      York/New Jersey metropolitan area (the
                                      "Metro Area"). The Company sells Cards in
                                      29 states, Puerto Rico and the U.S. Virgin
                                      Islands. The Metro Area sales accounted
                                      for approximately 63% and 79% of the
                                      Company's total sales for the years ending
                                      June 30, 1998 and 1997, respectively, and had outstanding receivables equating to ____ and _____ at June 30, 1998 and 1997, respectively. No other areas accounted for more than 10% of the Company's sales or outstanding accounts receivable.

                                  (b) Concentration of Customer Accounts

                                      For the years ended June 30, 1998 and
                                      1997, one master distributor accounted for approximately 0% and 48% of the Company's accounts receivable and 19% and 52% of the Company's sales, respectively. During September 1997, the Company amended its agreement with the master distributor by terminating the exclusivity clause of the distribution agreement. An additional customer accounted for approximately 73% of the Company's accounts receivable as of June 30, 1998, and approximately 19% of the Company's sales for the year ended June 30, 1998. At June 30, 1996, approximately 60% of trade receivables and approximately 57% of sales for the year ended June 30, 1996 was accounted for by the master distributor who had certain exclusive distribution rights in the Metro Area with respect to one of the Company's programs. No other customer accounted for more than 10% of revenue or outstanding accounts receivable.

                                      During the quarter ended June 30, 1998,
                                      the Company reserved by recording a
                                      provision for bad debts of $1,467,000 and wrote off approximately $223,000 of accounts receivable against its accounts receivable reserve. During the first three quarters of fiscal 1998, management believed that accounts receivable would be collected. However, by year end, management decided that due to the increased amount of receivables aged over 90 days, that the risk of asset impairment had increased and, accordingly, that both a write-off of selected accounts and an increased reserve for bad debt was necessary.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                  (c) Concentration of Suppliers of
                                      Telecommunications Services

                                      The Company has purchased its long
                                      distance services from three suppliers of bundled Cards, Frontier Communications, Inc. ("Frontier"), Premiere
                                      Communications, Inc. ("Premiere") and ATI
                                      Telecom, Inc. ("ATI"). For the years ended
                                      June 30, 1998 and 1997, respectively,
                                      Frontier accounted for approximately 35% and 48%, Premiere accounted for approximately 43% and 30%, and ATI accounted for approximately 14% and 0%, respectively, of those services. As of June 30, 1998, the amounts of accounts payable to Frontier, Premiere and ATI were approximately $502,000, $597,000 and
                                      $363,000, respectively.

4. Property and Equipment         Major classes of property and equipment are:

                                                                    Estimated
                                                June 30,             useful
                                          -------------------        lives
                                            1998        1997       (in years)
       -------------------------------------------------------------------------
       Computer equipment                 $182,222   $ 72,195          3
       Furniture, fixtures and office
          equipment                         21,284      5,404          5
       Vehicles                             21,411         --          5
       -------------------------------------------------------------------------
       Property and equipment              223,917     78,599
       Less: Accumulated depreciation       64,877     14,202
       -------------------------------------------------------------------------
       Property and equipment, net        $160,040   $ 64,397
       =========================================================================

                                  Depreciation expense for the years ended June 30, 1998, 1997 and 1996 was approximately $50,700, $11,700 and $2,500, respectively.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

5. Related Party                  (a) On January 20, 1996, the Company
   Transactions                       purchased certain Internet service
                                      provider assets consisting primarily of
                                      computer hardware, software and office
                                      equipment from Telephone Electronics
                                      Corporation ("TEC") in exchange for
                                      1,605,385 shares of the Company's
                                      restricted common stock valued at
                                      approximately $1.7 million based on the
                                      estimated fair values of the assets
                                      received. TEC is a communications company headquartered in Jackson, Mississippi that provides local and long distance telephone exchange services and provides other telecommunications services nationally.
                                      Subsequent to the purchase date, the
                                      purchase agreement was amended to reflect certain assets which were not delivered by TEC, resulting in a receivable from TEC of $135,276 at June 30, 1996. In November
                                      1996, TEC returned 130,259 of the
                                      Company's shares to the Company. TEC's
                                      current ownership interest at June 30,
                                      1998 was approximately 22%.

                                  (b) The Company helped establish TecLink,
                                      Inc. ("TecLink") as a Mississippi-based
                                      Internet service provider by selling to
                                      TecLink certain Internet service provider assets, intellectual property, computer hardware, software and office equipment (that it had previously purchased from TEC and others) as well as a value added reseller contract (the "Contract") from Hughes Corporation ("Hughes"). The Company received in the sale $50,000 cash and a 6% per annum promissory note of $2,405,000 due the earlier of December 31, 1998 or upon the completion of TecLink's initial public offering. In accordance with the terms of the promissory note, collateralized by the assets of TecLink, the $250,000 became due upon the completion of a private placement of TecLink's common stock. TecLink's management believed that Hughes never met their responsibility under the contract, as such, TecLink was never able to fully implement its business plan. As a result of this and other factors, TecLink's initial public offering was never consummated and TecLink continued to experience losses. Due to the continuing losses, the Company entered into an agreement to acquire the net assets as partial satisfaction of its outstanding balance of its note receivable from TecLink ($2,105,000). As a result, the Company recorded a loss of $1,340,230. The Company established World Access as a wholly-owned subsidiary providing Internet access with the net assets re-acquired from TecLink.

                                      As of June 30, 1997, management determined that it needed to focus on its core business and would discontinue the operations of World Access by selling its net assets.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      On October 1, 1997, the Company entered
                                      into an agreement (the "Agreement") to
                                      sell the customer base, the related
                                      hardware related to servicing the customer base and its obligations under World Access' leases for its premises and telephone equipment to Meta3, Inc. ("Meta3"), a Mississippi corporation in a similar line of business. The Agreement calls for Meta3 to pay for the subscribers at $10 per month per customer for ten months. The amount to be paid will be adjusted by the identified customer base's net attrition rate for the first five months of the purchase period. As a result of the Agreement and the Company's plan to dispose of the remaining assets and liabilities, the Company recorded a loss on disposal of $893,347 for the year ended June 30, 1997. At June 30, 1997, $175,000 was accrued for the estimated remaining
                                      expenses related to the of World Access.
                                      For the year ended June 30, 1998, the
                                      Company recorded an actual loss of
                                      $171,593 on the disposal, which represents a complete write-off of all net assets of World Access.

                                  (c) During September, 1998, the Company
                                      issued $1,200,000 of 10% Six-month Notes
                                      (the "Notes") and warrants to purchase
                                      600,000 shares of the Company's Common
                                      Stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), subject to certain adjustments. The $2.375 Warrants are exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants are set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants are exempt from registration under the Securities Act of 1933, as amended ("the "Securities Act") pursuant to Regulation D.

6. Transactions with              On September 25 and 26 of 1997, the Company
   Premiere                       entered into two agreements with Premiere
   Communications, Inc.           providing for the Company to purchase $6
                                  million and $75 million of Cards at discounts ranging from 23.5% to 41.75% off the retail value of the cards by August 31, 1998. Under the first of the two agreements with Premiere, the Company entered into a $6,000,000, 15% per annum notes payable that was satisfied with purchases by December 31, 1997. In order to fulfill its obligation under the second agreement, the Company issued a purchase order for approximately $31 million of Cards on August 28, 1998. As of October 9, 1998,
                                  Premiere has not filled this purchase order.
                                  Although failure of the Company to purchase the minimum value would result in the Company being required to pay Premiere an amount equal to the retail value of the unsold minimum number of Cards less the applicable discount, the Company believes it has satisfied its commitments. The Company is currently contesting certain provisions of the agreement with Premiere and is seeking damages arising thereunder. Accordingly, notwithstanding the foregoing description, the Company reserves all rights against Premiere.

                                  The Company believes that it is not subject to any remaining obligation under the agreement because Management believes Premiere has breached its contract suspending one of the Company's card programs and repricing the Cards under another of the Company's programs.

                                  The Company is continuing to negotiate with Premiere to resolve various operating and contractual matters. Although the Company does not have any arrangements in place for the supply of telecommunications services provided by Premiere, the Company is negotiating new agreements with other suppliers. There can be no assurance that the negotiations with other suppliers will be successful or that the Company will be able to continue to market bundled Cards in its transition to a facilities-based carrier.

                                  On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting Series A Convertible Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented the balance of the amounts payable to Premiere at March 31, 1998. The $6,105,093 included $3,236,104 attributed to the normal course of business, a $1,400,877 charge for excess minutes processed by Premiere which was invoiced to the Company's main distributor, and $1,468,112 for a one-time promotional expense for additional excess minutes processed by Premiere. The $1,400,877 was charged against cost of goods sold during the third quarter of 1998.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

7. Note Payable                   As part of an acquisition agreement dated May
                                  1, 1997 with Prime Communications, Inc.
                                  ("Prime") to acquire Prime's customer base, the Company entered into an unsecured 8% per annum note payable for $182,000 and forgave approximately $204,000 of trade receivables.
                                  The note was payable monthly from November 1, 1997 to October 1, 1998. On June 29, 1998, the
                                  parties renegotiated the terms of the note, as the Company did not comply with the original payment provisions. The revised terms provided for a principal payment of $35,000 on June 30, 1998 with the remaining balance of $147,000 payable in monthly installments of $12,787 commencing on August 1, 1998 and maturing on July 1, 1999. In conjunction with this renegotiation, the Company issued an option to Prime to purchase 145,000 shares of Common
                                  Stock at the negotiated exercise price of $13.20 per share (the "$13.20 Option") with a contractual life of approximately 9.5 years.
                                  This issuance was charged as a $287,100 debt modification charge based on the fair value of the $13.20 Option on the date of grant.
                                  Management calculated the fair value of the $13.20 Option at the grant date using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model include: no dividends paid for all years, a volatility factor of 46.5%, a risk-free interest rate of 4.9% and an expected life of
                                  6.9 years. As of June 30, 1998, the Company had paid $35,000 principal and $13,564 interest on the note. As of September 30, 1998, the Company has remained current on its obligations under the note.

8. Accrued Settlement             During March 1998, Vanity Fair Intimates, Inc.
                                  ("Vanity Fair") commenced an action for breach of a sublease agreement, seeking, inter alia, judgment against the Company for a total of $472,799. The matter was settled on September
                                  1, 1998 for a total sum of $208,916, which is payable monthly through February 1999. (See
                                  Note 9(a))

9. Commitments and                (a) Leases
   Contingencies
                                      The Company leases its office space under a noncancellable operating sublease agreement which expires on March 31, 2001. Rent expense for the years ended June 30, 1998, 1997 and 1996 was approximately $261,000, $144,000, and $52,000, respectively. Future minimum rentals
                                      required as of June 30, 1998 under all
                                      noncancellable operating leases (exclusive of renewals and inclusive of the settlement with Vanity Fair (See Note 8)) are:

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      Fiscal year ended June 30,
                                      ------------------------------------------
                                      1999                            $  534,000
                                      2000                               317,000
                                      2001                               240,000
                                      ------------------------------------------
                                                                      $1,091,000
                                      ==========================================

                                  (b) Litigation

                                      The Company and its Chief Executive
                                      Officer have been named as defendants in a legal action in Mississippi in the case entitled, Heritage Graphics, Inc. ("Heritage") vs. Telephone Electronics Corporation. The compliant alleges, among other things, that the defendants breached a contractual agreement and conspired to have Heritage go out of business. The compliant seeks damages of $500,000,000. The case is in discovery. Management believes such litigation will not have a material adverse effect on the financial condition or operations of the Company, and is defending the suit vigorously and asserting appropriate counterclaims. The case is set for trial on September 7, 1999.

                                      In June 1998, the Company was served by a former distributor who alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic
                                      Communications, Inc. ("Magic"), an
                                      affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting number defenses, including that the Company never received the "refund" in question, has been filed on behalf of the Company, and a pre-trial conference is scheduled for October 15, 1998. Management believes such litigation will not have a material adverse effect on the financial condition or operations of the Company, and is defending the suit vigorously.

                                  (c) Employment Agreements

                                      As of June 30, 1998, the Company has
                                      employment agreements with three of its
                                      officers and an additional employee. The aggregate minimum payments under the agreements are as follows:

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      Year ending June 30,
                                      ------------------------------------------
                                      1999                            $  807,500
                                      2000                               882,500
                                      ------------------------------------------
                                                                      $1,690,000
                                      ==========================================

                                  (d) Provider Commitments

                                      Pursuant to its Service Agreement with
                                      Innovative Telecom Corporation
                                      ("Innovative"), a provider of
                                      facilities-based platform services, the
                                      Company is required to purchase a minimum of 5 million minutes per month, valued at approximately $50,000 per month, beginning October 1998 through June 1999.

                                  (e) Regulatory Requirements

                                      The Company is currently evaluating
                                      various tax and other regulatory
                                      assessments to determine their
                                      applicability to the Company's
                                      facilities-based operations. As these
                                      operations expand, the Company may become subject to additional tariffs and other regulatory federal and state charges.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

10. Stockholders' Equity          (a) Series A Convertible Preferred Stock

                                      The 61,050 shares of $.001 par value
                                      voting Series A Convertible Preferred
                                      Stock was received on March 31, 1998 in
                                      lieu of outstanding trade payables (See
                                      Note 6). The Series A Preferred Stock is convertible into common stock at any time at Premiere's option and the Company has the right to require Premiere to convert the Series A Preferred Stock after March 31, 1999. The Certificate of Designation (the "Certificate of Designation") for the Series A Preferred Stock provides for certain voting, liquidation and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Series A Preferred Stock issued in connection with the Investment Agreement by $100, the Investment Amount as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price as defined in the Certificate of Designation, resulting in a total of 587,302 shares of common stock to be issued under the Investment Agreement subject to adjustment for certain subsequent securities issues. The Company may call the redemption of each share of Series A Preferred Stock at any time for $100 a share plus accrued dividends, if any.

                                  (b) Stock Options and Warrants

                                      In April, 1997, the Company's Board of
                                      Directors adopted the Company's Stock
                                      Incentive Plan (the "Plan") which provides for the granting of up to 600,000 shares of the Company's common stock ("Common Stock"), subject to the approval of the Plan by the stockholders of the Company on or before April 24, 1998. The Plan has reserved authorized, but unissued, shares of Common Stock for issuance of both Qualified Stock Options and Non-Qualified Stock Options to employees and directors of the Company. A primary purpose of the Plan is to attract and motivate able persons to join and remain with the Company by providing a means whereby employees and directors of the Company can acquire and maintain Common Stock ownership, thereby strengthening their commitment to the welfare of the Company and promoting a common identity of interest between stockholders and these employees and directors.

                                      As of June 30, 1996, there were no
                                      outstanding options. On April 25, 1997,
                                      the Company granted a stock option to one of its officers, as part of his employment agreement, to purchase 187,500 shares of Common Stock at $14.50 per share, the market price on the date of grant. The option is exercisable at the date of grant and expires ten years from the date of grant. At June 30, 1997, this was the only outstanding option to purchase Common Stock of the Company. The foregoing option was not issued under the terms of the Plan, since the Plan was not approved by stockholders until the 1997 Annual Meeting of Stockholders held in December, 1997.

                                      The Company applies the Accounting
                                      Principles Board ("APB") Opinion 25,
                                      "Accounting for Stock Issued to
                                      Employees", and related Interpretations in accounting for their stock option plans. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

                                      SFAS No. 123 of the FASB, "Accounting for
                                      Stock Based Compensation", which became
                                      effective for transactions entered into
                                      after December 15, 1995, requires the
                                      Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      During the year ended June 30, 1998, the Company granted to officers and directors of the Company additional options to purchase 861,110 shares of the Company's Common Stock, and an option to purchase 145,000 shares of the Company's Common Stock to Prime Communications, Inc. ("Prime") in conjunction with the acquisition of Prime's customer base. The options granted to Prime were immediately exercisable at the date of grant at the negotiated price of $13.20 per share and expire ten years from the date of grant. The 861,110 employee and director options were granted at the market price of the Common Stock on the date of grant, and exercisable at prices ranging from $8.19 to $13.00 per share and vest and become exercisable as follows: (i) 461,110 are exercisable at the date of grant; (ii) 50,000 vest and become exercisable over a one-year period commencing on the date of grant; and (iii) 350,000 vest and become exercisable over a two-year period commencing on the date of grant. Of the employee and director options, 800,000 expire 10 years from the date of grant and 61,110 have terms ranging from approximately 6 months to approximately 3 years. The options granted to directors as compensation for services provided were charged against net income at their fair value of $1,248,000 on the date of grant.

                                      Of the total employee and director
                                      options, 550,000 were issued pursuant to the Plan, leaving a total of 50,000 shares reserved for issuance pursuant to the Plan as of June 30, 1998. On such date, a total of 1,193,610 options to purchase shares of the Company's Common Stock were outstanding, with a weighted average remaining exercise life of approximately
                                      9.2 years. Of such amount, 856,110 are
                                      exercisable on such date at a weighted
                                      average exercise price of $10.94.

                                      At June 30, 1998, the Company had option agreements with two of its officers, one additional employee, four non-employee directors and two former employees. The following table contains summary information on stock options for the three year period ended June 30, 1998.

                                                                   Exercise           Weighted average
                                         Option shares               price             exercise price
                                   ------------------------     ---------------   -------------------------
                                    Granted      Exercisable    Range per share   All options   Exercisable
------------------------------------------------------------    -------------------------------------------
Outstanding June 30, 1996                 --             --      $        --       $    --       $    --
Granted 1997 Fiscal Year             187,500        187,500      $     14.50       $ 14.50       $ 14.50
-----------------------------------------------------------------------------------------------------------
Outstanding June 30, 1997            187,500        187,500      $     14.50       $ 14.50       $ 14.50
Granted 1998 Fiscal Year           1,006,110        668,610      $8.19-13.20       $  9.97       $  9.94
-----------------------------------------------------------------------------------------------------------
Outstanding June 30, 1998          1,193,610        856,110      $8.19-14.50       $ 10.68       $ 10.94
===========================================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      SFAS No. 123 requires the Company to
                                      provide pro forma information regarding
                                      net income and earnings per share as if
                                      compensation cost for the Company's stock options had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1998 and 1997, respectively: no dividends paid for all years; expected volatility of 46.5% and 30%; weighted average risk-free interest rate of 4.9% and 5.9%; and an expected life of 2 years and 1 year, respectively.

                                      Under the accounting provisions of SFAS
                                      No. 123, the Company's net loss and net
                                      loss per share from continuing operations for the years ending June 30, 1998 and 1997, respectively, would have been increased to the pro forma amounts indicated below.

         Year ended June 30, 1998
----------------------------------------------------------------------------
Net loss from continuing operations:
   As reported                                               $ 11,183,581
   Pro forma                                                 $ 12,872,577
Net loss per share from continuing operations:
   As reported                                               $       1.99
   Pro forma                                                 $       2.29
============================================================================

         Year ended June 30, 1997
----------------------------------------------------------------------------
Net loss from continuing operations:
   As reported                                               $  2,480,253
   Pro forma                                                 $  2,590,662
Net loss per share from continuing operations:
   As reported                                               $       (.55)
   Pro forma                                                 $       (.57)
============================================================================

                                      The weighted average fair value of the
                                      options granted during the years ended
                                      June 30, 1998 and 1997 was $3.01 and $.59,
                                      respectively.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                  In April 1996, the Company entered into an agreement which enabled the Company to issue warrants to purchase 4,203,124 shares of Common Stock to various individuals and corporations in exchange for trade secrets, customer bases, software and other intangible property. Warrants to purchase 3,677,082 shares of the Company's Common Stock were actually issued. The remaining warrants to purchase 526,042 shares of Common Stock were held awaiting certain parties to deliver their promised assets to the Company. Those assets were never received and the Company did not issue the remaining warrants. The warrants issued have a term of five years from date of grant and are immediately exercisable. The Company may call the warrants at a price of $.10 per share of common stock. The following table contains information on warrants for the three-year period ended June 30, 1998:

                                                                     Weighted
                                                                      average
                                    Warrant      Exercise price      exercise
                                    shares       range per share      price
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 1995                           --       $        --      $      --
Granted                            3,677,082       $1.50-13.20      $    5.74
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 1996                    3,677,082       $1.50-13.20      $    5.74
Exercised                           (324,250)      $      1.50      $    1.50
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 1997                    3,352,832       $1.50-13.20      $    6.15
Exercised                         (1,955,825)      $      1.50      $    1.50
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 1998                    1,397,007       $1.50-13.20      $   12.67
================================================================================

                                  The weighted average remaining contractual life of the outstanding and exercisable warrants as of June 30, 1998 is 2.8 years.

11. Net Loss Per Share            The following table set forth the computation
                                  of basic and diluted net loss per common share from continuing operations:

Year ended June 30,                    1998             1997            1996
--------------------------------------------------------------------------------
Numerator:
   Net loss from continuing
      operations available to
      common shareholders          $(11,183,581)   $ (2,480,253)   $   (129,275)
--------------------------------------------------------------------------------

Denominator:
   Denominator for basic
      earnings per
      share - weighted
      average common shares
      outstanding                     5,618,994       4,579,075       2,599,532

        Effect of dilutive
           securities:                       --              --              --

Denominator for diluted loss
   per share - adjusted
   weighted average common
   shares and assumed
   conversions                     $  5,618,994    $  4,579,075    $  2,599,532
================================================================================
Basic loss per common share
   from continuing operations      $      (1.99)   $       (.55)   $       (.05)
================================================================================
Diluted loss per common share
   from continuing operations      $      (1.99)   $       (.55)   $       (.05)
================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

12. Acquisition of Ameridial      On October 31, 1997, the Company entered into
                                  an agreement for the acquisition of all of the outstanding shares of Ameridial, in exchange for 52,632 shares of the Company's Common
                                  Stock. Ameridial was established to negotiate and resell rates between international long distance carriers. The shares were valued based on the closing market price on October
                                  31, 1997 of $9.50 per share. The acquisition was recorded under purchase accounting with the entire value of the transaction being attributed to goodwill to be amortized over 15 years. Operating results for Ameridial were immaterial to the Company and, accordingly, pro forma results have not been provided. On
                                  June 4, 1998, the acquisition of Ameridial was rescinded, and all consideration paid or due from the parties was returned.

13. Deferred Income Taxes         The tax effects of temporary differences that
                                  give rise to deferred tax assets are as
                                  follows:

June 30,                            1998              1997            1996
----------------------------------------------------------------------------
Net operating loss
  carryforwards              $ 6,106,000       $   876,000       $      --
Loss on World Access                  --           313,000              --
Deferred rent                     42,000            25,000              --
Allowance for bad debts          613,000            21,000          18,000
Deferred revenue                 449,000
Customer lists                   125,000            30,000              --
Other                             16,000            13,000           1,000
----------------------------------------------------------------------------
        Total deferred
           tax assets          7,351,000         1,278,000          19,000
Less: Valuation
  allowance                   (7,351,000)       (1,278,000)        (19,000)
----------------------------------------------------------------------------
        Net deferred
           tax assets        $        --       $        --       $      --
============================================================================

                                  The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the period in which the temporary differences become deductible. Based on the Company's historical earnings, management has established a valuation allowance equal to the tax effects of the Company's deferred tax assets at June 30, 1998 and 1997.

                                  The Company's net operating loss carryforwards of approximately $13,000,000 are available to offset future Federal taxable income, if any, through 2013 and may be subject to various limitations.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

14. Supplemental Cash Flow        Cash paid for interest during the years ending
    Information                   June 30, 1998, 1997, and 1996 was
                                  approximately $14,000, $5,000, and $-0-,
                                  respectively. Additional supplemental
                                  disclosures of cash flow information are as follows:

Year ended June 30,                           1998           1997           1996
--------------------------------------------------------------------------------
Non-cash investing and financing
   activities:
      Preferred stock issued
        for satisfaction of
        accounts payable                $6,105,000     $       --     $       --
      Return of Common Stock               500,000        135,276             --
      Computer equipment
        received in lieu of
        cash for trade
        receivables                         40,500             --             --
      Write-off of
        receivables for
        acquisition of
        customer lists                          --        363,521             --
      Note received from sale
        of assets                               --             --      2,405,000
      Common Stock issued for
        assets purchased                        --             --      1,672,078
      Common Stock issued for
        conversion of debt                      --             --        500,000
      Common Stock issued in
        exchanges for all
        outstanding shares of
        Ameridial                          500,000             --             --
      Transfer of Hughes'
        communications
        equipment and related
        payable                                 --      1,601,105             --
      Communications
        equipment and related
        payable obtained from
        Hughes                                  --             --      1,601,105
      Acquisition of the net
        assets of TecLink in
        satisfaction of note
        receivable                              --        764,770             --
================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

15. Discontinued Operations           On December 31, 1997, management adopted a
    of Cellular Division              formal plan to abandon the operations of
                                      its conventional cellular division as a
                                      result of the Company's continuing plan to conserve assets to focus on and expand its core business. The operations of the cellular division ceased completely by
                                      February 1, 1998. The Company recorded a loss from discontinued operations of
                                      $527,061 for the nine months ended March
                                      31, 1998. The net assets of the cellular division at March 31, 1998 totaled $28,622 and consisted of accounts receivable, inventory and other liabilities. At March
                                      31, 1998, $75,000 was recorded for the
                                      estimated additional losses related to the disposal of the cellular division during subsequent periods. During the quarter ended June 30, 1998, the Company recorded an actual loss on disposal of the cellular division of $103,622, which amount represented a complete write-off of the net assets of the cellular division. The
                                      Company does not anticipate any additional charges to be recognized related to the operations or disposal of its cellular division. Sales for fiscal 1998 were immaterial and the majority of the $527,061 loss from discontinued operations was incurred from the write down of the related assets.

16. Subsequent Events             (a) Settlement of Promissory Note with
                                      Frontier

                                      In June, 1998, the Company was served with a Summons and Motion for Summary Judgment by Frontier seeking judgment on a promissory note (the "Frontier Note") issued by the Company for $893,061 in connection with Frontier's termination of its Card division. The outstanding amount on the Frontier Note is reflected in accounts payable of the Company with a balance of approximately $502,000. Subsequent to year end, the Company negotiated a settlement with Frontier for $200,000. The Company satisfied the settlement in September, 1998 and as a result, a security interest held by Frontier against certain assets of the Company was removed. This recovery will be recognized during the first quarter of fiscal 1999.

                                  (b) Redemption of $1.50 Warrants

                                      On August 20, 1998, the Company notified the holders of the 52,250 outstanding warrants to purchase shares of the Company's Common Stock at $1.50 per share (the "$1.50 Warrants") of its election to redeem all unexercised portions of the $1.50 Warrants at $.10 per share thirty days following the date of the notice. Upon the expiration of the notice period, the $1.50 Warrants terminated with respect to any then unexercised portion and only the right of the $1.50 Warrant holder to receive payment of the redemption price survived. As of September 20, 1998, 44,750 of the $1.50 Warrants have been exercised, yielding net proceeds of $67,125 to the Company, and the remainder have been terminated.

                                  (c) Issuance of 10% Six-Month Notes with
                                      Warrants

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (concluded)
================================================================================

                                      During September, 1998, the Company issued
                                      $1,200,000 10% six-month notes (the "10%
                                      Notes") with warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), subject to certain adjustments. The $2.375 Warrants are exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants was set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, totaling $600,000. The issuance and sale of the 10% Notes and $2.375 Warrants was exempt from registration under the Securities Act pursuant to Regulation D.

                                  (d) Letter of Intent with Convergence
                                      Communications, Inc.

                                      On September 22, 1998, the Company entered into a Letter of Intent with Convergence Communications, Inc. ("CCI") pursuant to which the Company agreed to enter into negotiations with respect to: (i) a possible combination of the Company and CCI; (ii) an International
                                      Origination/Termination Agreement pursuant to which CCI would provide for local origination and termination in certain South American countries of minutes provided by the Company; and (iii) the purchase by CCI of up to $1,000,000 of convertible, based upon the average bid price on the date of the issuance of the note, promissory notes issued by the Company accompanied by warrants to purchase Common Stock of the Company.

                                      There can be no assurances that the
                                      Company and CCI will reach agreement with respect to any of the business combination, the International
                                      Origination/Termination Agreement or the sale of promissory notes.

                                                              DigiTEC 2000, Inc.
                                                      (formerly Promo Tel, Inc.)
                                                                  and Subsidiary

                                 Schedule II - Valuation and Qualifying Accounts
================================================================================

Year ended June 30, 1998
------------------------------------------------------------------------------------------------------
                                   Balance at     Charged to                                Balance at
                                   beginning      costs and       Other                       end of
                                   of period      expenses       charges      Deductions      period
------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts        $60,000       $1,467,656      $     --     $ 222,656     $1,305,000
======================================================================================================

Year ended June 30, 1997
------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts        $26,000       $   34,000      $     --     $      --     $   60,000
======================================================================================================

Year ended June 30, 1996
------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts        $    --       $   26,000      $     --     $      --     $   26,000
======================================================================================================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on October 12, 1998.

                                    DIGITEC 2000, INC.


                                    /s/ Frank C. Magliato
                                    ------------------------------------------
                                        Frank C. Magliato
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                       Title                        Date
       ---------                       -----                        ----


/s/ Frank C. Magliato         President and Chief             October 13, 1998
--------------------------    Executive Officer
Frank C. Magliato             and Chairman of the
                              Board of Directors


/s/ Charles N. Garber         Chief Financial Officer         October 13, 1998
--------------------------
Charles N. Garber


/s/ Diego E. Roca             Senior Vice President and       October 13, 1998
--------------------------    Chief Operating Officer,
Diego E. Roca                 Secretary and Treasurer


/s/ Francis J. Calcagno       Director                        October 13, 1998
--------------------------
Francis J. Calcagno


                              Director                        October __, 1998
--------------------------
Amy L. Newmark


/s/ Lori Ann Perri            Director                        October 13, 1998
--------------------------
Lori Ann Perri


/s/ Scott W. Steffey          Director                        October 13, 1998
--------------------------
Scott W. Steffey