Form 10-K/A
period 1998-06-30
DIGITEC 2000 INC
filed 1998-10-16
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K/A for the year ended June 30, 1998 is forward-looking, such as information relating to the plans of Digitec 2000, Inc. (the "Company") to become a facilities-based carrier, the expected effects of this transition upon the Company's margins and cash flow, the provision of Local Access Prepaid Phone Cards, and competition in the marketplace for the Company's products. Such forward-looking information involves important factors that could significantly affect expected results in the future and potentially cause them to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, but are not limited to, uncertainties relating to general economic conditions, government regulatory and taxation policies, pricing and availability of underlying telecommunications services provided to the Company by its suppliers, technological developments and changes in the competitive environment in which the Company operates. Each such forward-looking statement is qualified by reference to the following cautionary statements.

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

      Brand awareness is important to commercial success in the intensely competitive Prepaid Phone Card market. The Company has developed and promoted its brand awareness by the design of its Cards as well as the high level of service provided to the users of its Cards. The Company currently distributes and markets its Prepaid Phone Cards through its own route distribution comprised of 22 field representatives and four field sales managers servicing over 3,000 retail locations primarily in the New York/New Jersey metropolitan area (the "Metro Area"), Arizona, and through approximately 250 distributors in 29 states, Puerto Rico and the U.S. Virgin Islands, reaching an estimated additional 20,000 retail locations.

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

      Expansion of the Company's Retail Distribution Network. The Company's Cards are currently sold in 29 states in the United States, Puerto Rico and the U.S. Virgin Islands. The Company has a route distribution network servicing over 3,000 retail locations, primarily in the Metro Area. In addition, the Company currently distributes and markets its Prepaid Phone Cards to approximately 20,000 retail locations through approximately 250 distributors. As such, the Company's revenues are primarily generated though independent distributors. The Company intends to increase its internal route distribution network by expanding its coverage within the markets it currently serves and by extending this network into new markets, including those markets where new LACs are established. The Company will also evaluate the possibility of acquiring existing or new distributors to internalize its distribution system and improve margins in existing markets or to quickly gain a route distribution presence in a new market. The Company has signed a letter of intent to acquire the customer base of PhoneCard Wholesalers, Inc., consisting of more than 100 distributors in the Metro Area, for a purchase price based upon monthly sales up to a maximum of $750,000 in cash, assumption of certain liabilities and shares of the Company's Common Stock with a market value of $1,000,000 based upon the closing market price of the Common Stock on the closing date of the acquisition. For the year ended June 30, 1998 PhoneCard Wholesalers, Inc. accounted for approximately 19% of the Company's sales and at year end represented approximately 73% of the Company's accounts receivable.

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

            College Enterprises, Inc. The Company has executed a letter agreement with College Enterprises, Inc. ("CEI") pursuant to which it will offer telecommunications services to certain universities and schools. At the time of the agreement, CEI served approximately 200 colleges and universities providing services such as meal plans, copy services and educational material through the use of debit cards. The Company plans to offer long distance telecommunications as one of the services available on the debit cards distributed to CEI users. At the time of the agreement, the CEI data base included approximately 800,000 students and faculty which CEI expects will increase during fiscal 1999.

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

            Point of Sale. The Company has established a division to market new brands of its Cards intended to be activated at Point of Sale ("POS" ) terminals. The Company believes that consumers are generally familiar with these terminals because they are often used when making credit card purchases. The Company's POS Cards contain a magnetic stripe and are "swiped" through the terminal which reads the magnetic stripe on the back of the Card and sends information to a processing platform. This information is processed and retransmitted to the applicable telecommunications platform, thus activating the Card for use by the customer. The Company believes that this arrangement will increase the quantity of distribution outlets available to the Company, enable the Company to address a different demographic segment of the Prepaid Phone Card market, result in increased consumer convenience, provide additional security related to the distribution and sale of the Cards and further increase the margins on the Cards. Merchants with existing terminals have them reprogrammed to activate the Company's Cards. Additionally, the Company provides terminals to retail establishments without them.

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

      On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting Series A Convertible Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented Premiere's outstanding accounts receivable balance from the Company as of that date. The $6,105,093 included approximately $4.6 million which was attributable to Cards purchased in the normal course of business and a $1.5 million one-time promotional expense for extra minutes processed by Premiere on Cards activated under the existing program. The $4.6 million receivable included price adjustments on one of the Company's programs, Cards returned by distributors to the Company due to service problems not honored by Premiere and $1.4 million of excess minutes which the Company charged its main distributor on March 31, 1998. During the fourth quarter of fiscal 1998, the distributor informed the Company that no monies were collected. Therefore, the Company reversed the sale of these minutes and charged the $1.4 million as an additional promotional expense. The
Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 587,302 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment in connection with certain subsequent issues of securities. The Company may call the redemption of each share of Preferred Stock at any time for $100 a share plus accrued dividends. See "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

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

      The Company also sells and distributes its Cards through its own route distribution comprised of 22 field representatives and four field sales managers, servicing over 3,000 retail locations in the Metro Area and Arizona. By building out its route distribution infrastructure, the Company is able to attain higher gross margins since it eliminates the independent distributor's discount on the sale. The Company intends to further expand its route sales and distribution network as part of its plans for expansion. See "Growth Strategy."

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

      During the first quarter of 1999, the Company addressed its working capital needs through the issuance of $1.2 million 10% six month notes. As the facilities-based operations increase, the Company believes that the operating cash flow will increase because the payments to suppliers are payable after the usage of the Cards versus prepaid in the case of bundled Cards. In addition, the Company has entered into a Letter of Intent with CCI pursuant to which the Company agreed to enter into negotiations with respect to combining the two companies, an Origination/Termination Agreement, and/or issuance of $1,000,000 convertible promissory note from CCI. The Company is continuing to negotiate new agreements with suppliers with more competitive pricing. There can be no assurance that the negotiations with other suppliers will be successful or that the Company will be able to continue to market bundled cards in its transition to a facilities-based carrier. Operationally, the Company plans a complete review of its selling, general and administrative expenses, which management believes may provide cost reductions and reduced cash needs of approximately $500,000 during the remainder of the 1999 fiscal year. In addition, the Company expects to realize approximately $250,000 in cash generation through a gradual reduction in bundled Card inventory, which represents the majority of its current inventory, as the bundled Cards are phased out during the transition to facilities-based operations. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found.

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

      In addition, during September 1998, the Company issued $1,200,000 principal amount of its 10% Notes with warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. Nine investors participated in this offering, including an officer/director and his family and a director. The Preferred Stock and the 10% Notes with related warrants were issued to meet working capital needs, and the option to Prime was issued in connection with the modification of the payment terms of a note payable to Prime issued in connection with the acquisition of Prime's customer base. The sales of all the foregoing securities were exempt from registration under the Securities Act pursuant to Regulation D.

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

      The Company commenced operations under present management in 1995 to capitalize upon opportunities in the Prepaid Phone Card sector of the long distance telecommunications market. The Company's Prepaid Phone Cards provide consumers with a competitive alternative to traditional calling cards and presubscribed long distance telecommunications services. The Company's total revenues were $35,032,533, $26,027,909 and $17,425,199, and its net losses were
$11,996,759, $3,549,514 and $129,275, for the fiscal years ended June 30, 1998,
1997 and 1996, respectively, after losses from discontinued operations of $813,178, $1,069,261 and $0, respectively. The Company sold approximately six million Cards, of which approximately five million were its own proprietary branded Cards, and provided more than one hundred million minutes of telecommunications services, during the fiscal year ended June 30, 1998.

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

      Gross Profit. Gross profit for the year ended June 30, 1998 was $1,487,121 or 4.2% as compared to a gross profit of $866,466 or 3.3% for the fiscal year ended June 30, 1997. During the first quarter of fiscal 1998, the Company obtained additional discounts from Frontier off the face value of Cards distributed by it which increased the Company's gross margin for the quarter to approximately 8% on sales of over $13,000,000. Gross profit margin was adversely affected for the remainder of the year by the Company's transition to the Premiere agreement under which the Company was unable to negotiate as competitive a discount. The transition to Premiere followed notification by Frontier of their intention to terminate their Prepaid Phone Card division.

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

      As of December 31, 1997, management, in connection with its plan to conserve assets to expand its core business, determined to discontinue the operations of its cellular operations division by terminating its operations. The operations of the cellular division were completely discontinued by February 1, 1998. The Company recognized a net loss from the operations of the cellular division of $527,061, primarily due to the writedown of assets, and an additional net loss related to the disposal of this division of $114,524, for the year ended June 30, 1998.

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

Liquidity and Capital Resources

      The Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations. During the first quarter of 1999, the Company addressed its working capital needs through the issuance of $1.2 million 10% six month notes. As the facilities-based operations increase, the operating cash flow will increase because the payments to suppliers are payable after the usage of the Cards versus prepaid in the case of bundled Cards. The Company has entered into a Letter of Intent with CCI pursuant to which the Company agreed to enter into negotiations with respect to combining the two companies, an International Origination/Termination Agreement, and issuance of up to $1,000,000 of convertible promissory notes and warrants to CCI. The Company is continuing to negotiate new agreements with suppliers with more competitive pricing. There can be no assurance that the negotiations with other suppliers will be successful or that the Company will be able to continue to market bundled cards in its transition to a facilities-based carrier. Operationally, the Company plans a complete review of its selling, general and administrative expenses, which management believes may provide cost reductions and reduced cash needs of approximately $500,000 during the remainder of the 1999 fiscal year. In addition, the Company expects to realize approximately $250,000 in cash generation through a gradual reduction in bundled Card inventory, which represents the majority of its current inventory, as the bundled Cards are phased out during the transition to facilities-based operations. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found.

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
Net increase (decrease)  in cash ........   $  (618,474)   $   218,080    $   449,117
                                            ===========    ===========    ===========

      Net cash used in operating activities during the year ended June 30, 1998 was $3,422,762, an increase of $2,982,688 as compared to $440,074 for the year ended June 30, 1997. The net cash used in operating activities during 1998 was primarily comprised of uses of cash of approximately $14.1 million, primarily offset by a number of items which reduced the cash needs by an aggregate of approximately $10.9 million, as explained below.

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

      For the year ended June 30, 1998, the Company experienced a substantial operating loss before discontinued operations of approximately $11,200,000 and used approximately $3,400,000 cash in operating activities. The Company's cash position at June 30, 1998 approximated $100,000 and its working capital deficit approximated $2,200,000. Of the Company's approximately $2.2 million working capital deficit, approximately $1.0 million consists of deferred revenue which represents sales for which provision of the underlying telecommunications service has not yet been rendered or paid for by the Company. This does not represent an immediate cash requirement. Due to operating losses and the Company's expansion, the Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

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

      The Company's ability to sell its Cards depends upon whether it can continue to maintain a favorable relationship with its suppliers of debit card platform, switching and terminating facilities. The Company currently obtains dedicated facilities primarily from Allied, Innovative and Premiere. During the year ended June 30, 1998, the Company obtained approximately 43% of its telecommunications services from Premiere. These services were provided pursuant to an agreement which expired on August 31, 1998. Among other things, this agreement provided for the extension of certain credit terms by Premiere. Although the Company does not have any arrangements in place to replace the services provided by Premiere, the Company believes that it will be able to either have Premiere continue the services currently provided or negotiate new agreements on similar terms with another supplier. There can be no assurance that the negotiations with Premiere or other suppliers will be successful. In addition, the Company is in negotiations with Premiere to resolve claims arising out of the September 26, 1997 agreement with Premiere relating to development and marketing of Cards. In this context, it should be noted that the Company is seeking damages suffered by it and disputing alleged "take or pay" obligations. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

      On March 31, 1998, the Company entered into the Investment Agreement in which Premiere received 61,050 shares of Preferred Stock valued by the Board of Directors at $6,105,093 which represented Premiere's outstanding accounts receivable balance from the Company as of that date. The $6,105,093 included approximately $4.6 million which was attributable to Cards purchased in the normal course of business and a $1.5 million one-time promotional expense for extra minutes processed by Premiere on Cards activated under the existing program. The $4.6 million receivable included price adjustments on one of the Company's programs, Cards returned by distributors to the Company due to service problems not honored by Premiere and $1.4 million of excess minutes which the Company charged to its main distributor on March 31, 1998. During the fourth quarter of fiscal 1998, the distributor informed the Company that no monies were collected. Therefore, the Company reversed the sale of these minutes and charged the $1.4 million as an additional promotional expense. The Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement, by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 587,302 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment for certain subsequent securities issuances. The Company may call the redemption of each share of Preferred Stock at any time for $100 a share plus accrued dividends. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

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

      For the year ended June 30, 1998, the Company experienced a substantial operating loss before discontinued operations of approximately $11,200,000 and used approximately $3,400,000 cash in operating activities. The Company's cash position at June 30, 1998 approximated $100,000 and its working capital deficit approximated $2,200,000. Of the Company's approximately $2.2 million working capital deficit, approximately $1.0 million consists of deferred revenue which represents sales for which provision of the underlying telecommunications service has not yet been rendered or paid for by the Company. This does not represent an immediate cash requirement. Due to operating losses and the Company's expansion, the Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

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

      With implementation of the above plans, the Company expects capital requirements of appoximately $2.25 million during fiscal 1999, before it begins to generate positive cash flow during the second half of fiscal 1999. The foregoing amount includes further expansion of the Company's facilities-based LACs into additional cities. The Company believes that any two of the potential purchase by CCI of $1,000,000 of convertible promissory notes, the potential revolving line of credit arrangement or the accounts receivable financing referenced above should meet the above financing needs if addtional facilities are made operable by the Company's suppliers in a timely manner to increase facilities-based sales. If only one of these financing arrangements occurs, or if cash needs prove to be greater than contemplated, the Company will need to slow its expansion of its LAC offerings to additional cities during 1999 to fund its operating shortfall during the second quarter and early portion of the third quarter of fiscal 1999 or until the Company becomes cash flow positive. Also, the Company expects to consider other financing opportunities during the 1999 fiscal year. The Company believes that its potential sources of capital and internally generated cash from operations in the latter half of fiscal 1999 will be sufficient to fund its operations throughout the 1999 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing in the second half of fiscal 1999 will be realized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company believes that its financial instruments as described elsewhere in this Form 10-K/A are not subject to material market risk. The Company's financial instruments at June 30, 1998 and 1997 consist of Notes Payable of $168,556 and $182,000 respectively. The carrying value of each of these financial instruments approximates its market value due to the short maturity of each of the instruments and due to the fact that the interest rates approximate current market rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included on pages F-1 to F-28 and Schedule S-1 of this Report on Form 10-K/A.

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

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K/A

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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
================================================================================

1. The Company                    (a) Liquidity and Basis of Presentation

                                      The accompanying consolidated financial
                                      statements of the Company have been
                                      prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations. During the first quarter of 1999, the Company addressed its working capital needs through the issuance of $1.2 million 10% six month notes. As the facilities-based operations increase, management believes that the operating cash flow will increase because the payments to suppliers are payable after the usage of the Cards versus prepaid in the case of bundled Cards. In addition, the Company has entered into a Letter of Intent with Convergence Communications, Inc. ("CCI") pursuant to which the Company agreed to enter into negotiations with respect to combining the two companies, an Origination/Termination Agreement, and/or issuance of up to $1,000,000 of convertible promissory notes and warrants to CCI. The Company is continuing to negotiate new agreements with suppliers with more competitive pricing. There can be no assurance that the negotiations with other suppliers will be successful or that the Company will be able to continue to market bundled cards in its transition to a facilities-based carrier. Operationally, the Company plans a complete review of its selling, general and administrative expenses, which management believes may provide cost reductions and reduced cash needs of approximately $500,000 during the remainder of the 1999 fiscal year. In addition, the Company expects to realize approximately $250,000 in cash generation through a gradual reduction in bundled Card inventory, which represents the majority of its current inventory, as the bundled Cards are phased out during the transition to facilities-based operations. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found.

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

                                  (a) Geographic Concentration of Sales

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      The Company currently distributes and
                                      markets its Cards primarily in the New
                                      York/New Jersey metropolitan area (the
                                      "Metro Area"). The Company sells Cards in
                                      29 states, Puerto Rico and the U.S. Virgin
                                      Islands. The Metro Area sales accounted
                                      for approximately 63% and 79% of the
                                      Company's total sales for the years ending
                                      June 30, 1998 and 1997, respectively. No other areas accounted for more than 10% of the Company's sales.

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

                                      During the quarter ended June 30, 1998,
                                      the Company recorded a bad debt reserve of $1,467,000 and wrote off approximately $223,000 of accounts receivable against that reserve. During the first three quarters of fiscal 1998, management, based on prior experience, believed that accounts receivable would be collected. However, by year end, management decided that due to the increased amount of receivables aged over 90 days, that the risk of asset impairment had increased and, accordingly, that both a write-off of selected accounts and an increased reserve for bad debt was necessary.

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

6. Transactions with              On September 25 and 26 of 1997, the Company
   Premiere                       entered into two agreements with Premiere
   Communications, Inc.           providing for the Company to purchase $6
                                  million and $75 million of Cards at discounts ranging from 23.5% to 41.75% off the retail value of the cards by August 31, 1998. Under the first of the two agreements with Premiere, the Company entered into a $6,000,000 15% per annum note payable that was satisfied with purchases by December 31, 1997. Failure of the Company to purchase the minimum value would result in the Company being required to pay
                                  Premiere an amount equal to the retail value of the unsold minimum number of Cards less the applicable discount.

                                  The Company believes that it is not subject to any remaining obligation under the second agreement because Management believes Premiere has breached its contract by suspending one of the Company's card programs and repricing the Cards under another of the Company's programs.

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

                                  On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting Series A Convertible Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented the balance of the amounts payable to Premiere at March 31, 1998. The $6,105,093 included $3,236,104 attributed to the normal course of business, a $1,400,877 charge for excess minutes processed by Premiere which was invoiced to the Company's main distributor, and $1,468,112 for a one-time promotional expense for additional excess minutes processed by Premiere. The $1,400,877 was charged against cost of goods sold during the third quarter of 1998. During the fourth quarter of fiscal 1998, this distributor informed the Company that no monies had been collected and refused to pay the account balance incurred. Therefore, the Company reversed the sale of these minutes during the fourth quarter and charged this amount to promotional expense. Total promotional expense incurred from Premiere for excess minutes processed was $2,868,989. The Company does not anticipate any additional promotional expense from Premiere.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

7. Note Payable                   As part of an acquisition agreement dated May
                                  1, 1997 with Prime Communications, Inc.
                                  ("Prime") to acquire Prime's customer base, the Company entered into an unsecured 8% per annum note payable for $182,000 and forgave approximately $204,000 of trade receivables.
                                  The note was payable monthly from November 1, 1997 to October 1, 1998. On June 29, 1998, the
                                  parties renegotiated the terms of the note, as the Company did not comply with the original payment provisions. The revised terms provided for a principal payment of $35,000 on June 30, 1998 with the remaining balance of $147,000 payable in monthly installments of $12,787 commencing on August 1, 1998 and maturing on July 1, 1999. In conjunction with this renegotiation, the Company issued an option to Prime to purchase 145,000 shares of Common
                                  Stock at the negotiated exercise price of $13.20 per share (the "$13.20 Option") with a contractual life of approximately 9.5 years.
                                  This issuance was charged as a $287,100 debt modification charge based on the fair value of the $13.20 Option on the date of grant.
                                  Management calculated the fair value of the $13.20 Option at the grant date using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model include: no dividends paid for all years, a volatility factor of 46.5%, a risk-free interest rate of 4.9% and an expected life of
                                  6.9 years. As of June 30, 1998, the Company had paid $35,000 principal and $13,564 interest on the note. As of September 30, 1998, the Company had remained current on its obligations under the note.

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

                                  (e) Regulatory Requirements

                                      The Company is currently evaluating
                                      various tax and other regulatory
                                      assessments to determine their
                                      applicability to the Company's
                                      facilities-based operations. As these
                                      operations expand, the Company may become subject to additional tariffs and other federal and state regulatory charges.

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

                                  (d) Letter of Intent with Convergence
                                      Communications, Inc.

                                      On September 22, 1998, the Company entered into a Letter of Intent with Convergence Communications, Inc. ("CCI") pursuant to which the Company agreed to enter into negotiations with respect to: (i) a possible combination of the Company and CCI; (ii) an International
                                      Origination/Termination Agreement pursuant to which CCI would provide for local origination and termination in certain foreign countries of minutes provided by the Company; and (iii) the purchase by CCI of up to $1,000,000 of convertible, based upon the average bid price on the date of the issuance of the note, promissory notes issued by the Company accompanied by warrants to purchase Common Stock of the Company.

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
======================================================================================================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on October 15, 1998.

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

       Signature                       Title                        Date
       ---------                       -----                        ----


/s/ Frank C. Magliato         President and Chief             October 15, 1998
--------------------------    Executive Officer
Frank C. Magliato             and Chairman of the
                              Board of Directors


/s/ Charles N. Garber         Chief Financial Officer         October 15, 1998
--------------------------
Charles N. Garber


/s/ Diego E. Roca             Senior Vice President and       October 15, 1998
--------------------------    Chief Operating Officer,
Diego E. Roca                 Secretary and Treasurer


/s/ Francis J. Calcagno       Director                        October 15, 1998
--------------------------
Francis J. Calcagno


                              Director                        October __, 1998
--------------------------
Amy L. Newmark


/s/ Lori Ann Perri            Director                        October 15, 1998
--------------------------
Lori Ann Perri


                              Director                        October __, 1998
--------------------------
Scott W. Steffey