Form 10-Q
period 1998-09-30
DIGITEC 2000 INC
filed 1998-11-23
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

       Registrant's Telephone Number, Including Area Code: (212) 944-8888

                                 Not Applicable
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.001 per share (the "Common Stock") as of November 13, 1998 was 6,858,998.

================================================================================

                               DIGITEC 2000, INC.
                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Consolidated Balance Sheets as of September 30, 1998 (unaudited)
and the Year Ended June 30, 1998........................................       3

Consolidated Statements of Operations (Loss) for the Three Months Ended September 30, 1998 and the Three Months Ended September 30, 1997
(unaudited) ............................................................       4

Consolidated Statement of Stockholders' Deficit for the Three
Months Ended September 30, 1998 (unaudited) ............................       5

Consolidated Statements of Cash Flows for the Three Months Ended
September 30, 1998 and the Three Months Ended September 30, 1997
(unaudited) ............................................................       6

Notes to Consolidated Financial Statements (unaudited) .................    7-14

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations ....................................   15-21

ITEM 3--Quantitative and Qualitative Disclosures About Market Risk .....      21

PART II -- OTHER INFORMATION

ITEM 1 - Legal Proceedings .............................................   22-23

ITEM 2 - Changes in Securities and Use of Proceeds .....................      23

ITEM 6 - Exhibits and Reports on Form 8-K ..............................      23

Signatures .............................................................      24

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

Consolidated Balance Sheets

================================================================================

                                                       September 30, 1998    June 30, 1998
                                                           (Unaudited)
------------------------------------------------------------------------------------------
Assets
Current:
  Cash                                                   $     19,425        $    108,722
  Accounts receivable, net of allowance for bad debts
    of $1,305,000 and $1,305,000, respectively
    (Note 3(b))                                             2,847,749           1,692,222
  Inventory                                                   454,496             393,586
  Prepaid expenses and other                                  135,555             123,953
                                                         ------------        ------------
Total current assets                                        3,457,225           2,318,483
Property and equipment, net of accumulated
  depreciation of $77,259 and $64,877, respectively           149,902             160,040
Customer Lists, net of accumulated amortization of
  $353,651 and $334,000, respectively                         354,231             373,882
Carrier deposits and other                                    278,136             287,385
------------------------------------------------------------------------------------------
Total  Assets                                               4,239,494        $  3,139,790
==========================================================================================
Liabilities and Stockholders' Deficit
Current:
  Accounts payable-Trade                                    2,650,838           1,379,896
  Accounts payable and accrued expenses                       126,923             464,620
  Accounts payable to Premiere Communications, Inc.           597,132             597,132
  Accrued legal                                               217,619             450,188
  Accrued settlement expenses (Note 4)                        169,307             204,126
  Accrued research and development                            325,000             325,000
  Deferred revenue                                          1,808,229             955,117
  Notes Payable - current (Note 8)                          1,342,981             168,556
------------------------------------------------------------------------------------------
  Total current liabilities                                 7,238,029           4,544,635
Deferred rent                                                  89,545              89,545

------------------------------------------------------------------------------------------
Total Liabilities                                           7,327,574           4,634,180
------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' Deficit
   Series A Preferred Stock, Callable at $100 per share,
   $.001 par value, 1,000,000 shares authorized;
   61,050 and 61,050 shares issued and outstanding,
   respectively                                                    61                  61
   Common stock, $.001 par value, 100,000,000 shares
   authorized; 6,858,998, and 6,814,248, issued and
   outstanding, respectively                                    6,859               6,814
   Additional paid-in capital                              14,291,363          14,174,283
   Accumulated deficit                                    (17,386,363)        (15,675,548)
------------------------------------------------------------------------------------------
      Stockholders' Deficit                                (3,088,080)         (1,494,390)
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                 4,239,494        $  3,139,790
==========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

Consolidated Statements of Operations (Loss) (Unaudited)

================================================================================

Three Months Ended September 30,                       1998            1997
--------------------------------------------------------------------------------

Net sales                                          $  5,839,898    $ 13,322,142
Cost of sales                                         5,857,829      12,238,339
--------------------------------------------------------------------------------
     Gross profit (loss)                                (17,931)      1,083,803
Selling, general and administrative
  expenses                                            1,692,884         765,927
--------------------------------------------------------------------------------
     Income (loss) from continuing
      operations                                     (1,710,815)        317,876
--------------------------------------------------------------------------------
Discontinued operations:
   Loss from operations of Cellular
     Division (Note 6)                                       --        (155,681)
   Loss from operations of World
      Access (Note 2)                                        --        (105,554)

--------------------------------------------------------------------------------
     Loss from discontinued
      Operations                                             --        (261,235)
--------------------------------------------------------------------------------
Net Income (loss)                                  $ (1,710,815)   $     56,641
================================================================================
Net income (loss) per common share - basic
 and diluted:
   Income (loss) from continuing operations        $       (.25)   $        .06

   Loss from discontinued operations                         --            (.05)
--------------------------------------------------------------------------------
                                                           (.25)   $        .01
================================================================================
Weighted average number of
  common and common equivalent
  shares outstanding used in basic and diluted        6,819,172       4,858,654
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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

Consolidated Statement of Stockholders' Deficit (Unaudited)

Three Months Ended September 30, 1998
--------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock     Common Stock                                                    Total
                                   ---------------     -----------------         Additional        Accumulated     stockholders'
                                   Shares   Amount     Shares      Amount      paid-in capital       deficit          deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1998              61,050   $ 61       6,814,248   $ 6,814     $ 14,174,283        $(15,675,548)   $ (1,494,390)

For the three months ended
September 30, 1997:

   Exercise of warrants (Note 7)                          44,750        45           67,080                  --          67,125

   Warrants accompanying
     10% Notes (Note 8)                                                              50,000                              50,000
   Net income                                                 --        --               --          (1,710,815)     (1,710,815)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998        61,050   $ 61       6,858,998   $ 6,859     $ 14,291,363        $(17,386,363)   $ (3,088,080)
================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

Consolidated Statements of Cash Flows (Unaudited)

================================================================================

Three Months Ended September 30,                          1998          1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                   $(1,710,815)  $    56,641
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Provision for bad debts                                  --        15,000
      Amortization                                         19,651        56,128
      Depreciation                                         12,382         8,005
      Discount on Notes Payable (Note 8)                   50,000            --
      Deferred income                                     853,112            --
      (Increase) decrease in:
        Accounts receivable                            (1,155,527)     (108,558)
        Inventory                                         (60,910)     (583,800)
        Prepaid expenses and other assets                  (2,355)      (15,620)
      Increase (decrease) in:
        Accounts payable and accrued expenses             665,857       447,654
--------------------------------------------------------------------------------
           Net cash used in operating activities of
             continuing operations                     (1,328,605)     (124,550)
           Net cash used in operating activities
             of discontinued operations                        --      (113,728)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
           Net cash used in operating activities       (1,328,605)     (238,278)
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                     (2,243)      (40,167)
--------------------------------------------------------------------------------
           Net cash used in investing activities           (2,243)      (40,167)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of Note Payable                               (25,574)           --
  Proceeds from issuance of 10% Notes (Note 8)          1,200,000            --
  Proceeds from exercise of warrants (Note 7)              67,125        31,875
--------------------------------------------------------------------------------
           Net cash provided by financing activities    1,241,551        31,875
--------------------------------------------------------------------------------
Net decrease in cash                                      (89,297)     (246,570)
Cash, beginning of period                                 108,722       727,197
--------------------------------------------------------------------------------
Cash, end of period                                        19,425   $   480,627
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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

(a)   Liquidity and Basis of Presentation

      The accompanying Consolidated Financial Statements of DigiTEC 2000, Inc. and Subsidiary (formerly Promo Tel, Inc.) (the "Company"), have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations. During the first quarter of fiscal 1999, the Company issued $1.2 million of its 10% six-month notes (the "Notes") with accompanying warrants. The majority of the proceeds was used to make payments to providers of telecommunications facilities or to satisfy existing financial obligations, and the Company remains severely undercapitalized.

      As the Company's facilities-based operations increase, management believes that the operating cash flow will increase because the payments to suppliers of telecommunications facilities generally are payable after the usage of the prepaid telephone calling cards ("Cards") versus prepaid in the case of bundled Cards. The Company is continuing to negotiate new agreements with suppliers with more competitive pricing. There can be no assurance that the negotiations with other suppliers will be successful. In addition, the Company has entered into a Letter of Intent with Convergence Communications, Inc. ("CCI") pursuant to which the Company agreed to enter into negotiations with respect to combining the two companies, an Origination/Termination Agreement, and/or issuance of up to $1,000,000 of convertible promissory notes and warrants to CCI. These negotiations are ongoing, and as of November 20, 1998, no agreements have been reached. There can be no assurance that the Company and CCI will reach agreement with respect to any of the business combination, the International Origination/Termination Agreement or the sale of promissory notes.

      The Company has commenced a complete review of its selling, general and administrative expenses, targeting cost reductions and reduced cash needs of approximately $500,000 during the 1999 fiscal year. During fiscal 1999, the Company has reduced its workforce by a total of eight full-time employees, two of whom were hired during fiscal 1999, and reduced the working hours of certain other hourly-compensated personnel. The anticipated annual reduction in the employee wages, salaries and benefits component of selling, general and administrative expenses resulting from the foregoing actions approximates $390,000, approximately $280,000 of which is expected to be realized during the 1999 fiscal year. The Company is continuing its review of other selling, general and administrative expenses in an effort to reduce costs further and minimize cash needs. There can be no assurance that further progress toward achievement of these objectives will be made or that acceptable alternatives will be found.

(b)   Business

      The Company is primarily engaged in the distribution, marketing and management of Cards. It currently markets its telephone calling card products principally throughout the New York tri-state metropolitan area. On October 18, 1996, the Company changed its name to DigiTEC 2000, Inc.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                          Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

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

      Promo Tel-Delaware is the continuing entity for financial reporting purposes, and the financial statements prior to July 11, 1995 represent its financial position and results of operations. The assets, liabilities and results of operations of Promo Tel-Nevada are included as of July 11, 1995. The Company was formed on May 18, 1995 and commenced operations in July 1995. Accordingly, the Company had no results of operations for fiscal years ended prior to June 30, 1996. Although Promo Tel-Delaware is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Promo Tel-Nevada as the surviving corporation has not changed. Promo Tel-Nevada had amended its Articles of Incorporation to change its name from Promo Tel, Inc. to the Company's current name (Note 1(b)).

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

(d)   Principles of Consolidation

      The Consolidated Financial Statements include the accounts of the Company and, from June 1, 1997 through October 1997, its wholly-owned subsidiary, World Access Solutions, Inc. ("World Access"). All significant intercompany balances and transactions have been eliminated. (See Note 2.)

      The Consolidated Financial Statements and related notes thereto as of September 30, 1998 and for the three months ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The Consolidated Balance Sheet for June 30, 1998 was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the period ended June 30, 1998. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                          Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

(e)   Earnings Per Share

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" for the fiscal year ended June 30, 1998. The adoption of this standard did not have a material impact on the Company's income (loss) per share computation. The computation of income (loss) per common share is based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), assumed to be outstanding during the year. The dilutive earnings (loss) per share have not been presented since the effect of the options and warrants to purchase common stock and the convertible preferred stock were anti-dilutive. Net income
      (loss) per share amounts for all periods have been presented and the amount for prior period has been restated to comply with provisions of SFAS 128. The weighted average shares have been retroactively adjusted to reflect the exchange of the 1,333,334 shares and the one-for-six reverse stock split.

(f)   Reclassifications

      Certain amounts as previously reported have been reclassified to conform to the fiscal 1999 presentation.

(g)   Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting of certain information about operating segments by public companies in both annual and interim financial statements. SFAS No. 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.

      SFAS Nos. 130 and 131 are both effective for financial statements for years beginning after December 15, 1997 and both require comparative information for earlier years to be restated. Accordingly, the Company has adopted both the foregoing standards for the accompanying financial statements for the quarter ended September 30, 1998. SFAS No. 130 divides comprehensive income into net income and other comprehensive income, and specifies that an enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. Accordingly, since the Company did not have any items of other comprehensive income in any period presented, comprehensive income is not separately reported. The adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations. The Company continually evaluates SFAS No. 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement will have on future financial disclosures.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                          Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

2.    Related Party Transactions

(a) On January 20, 1996, the Company purchased certain Internet service provider assets consisting primarily of computer hardware, software and office equipment from Telephone Electronics Corporation ("TEC") in exchange for 1,605,385 shares of the Company's restricted Common Stock valued at approximately $1.7 million based on the estimated fair values of the assets received. TEC is a communications company headquartered in Jackson, Mississippi that provides local and long distance telephone exchange services and provides other telecommunications services nationally. Subsequent to the purchase date, the purchase agreement was amended to reflect certain assets which were not delivered by TEC, resulting in a receivable from TEC of $135,276 at June 30, 1996. In November 1996, TEC returned 130,259 of the Company's shares to the Company. TEC's current ownership interest at June 30, 1998 was approximately 22%.

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

      On October 1, 1997, the Company entered into an agreement (the "Agreement") to sell the customer base, the hardware related to servicing the customer base and its obligations under World Access' leases for its premises and telephone equipment to Meta3, Inc. ("Meta3"), a Mississippi corporation in a similar line of business. The Agreement calls for Meta3 to pay for the subscribers at $10 per month per customer for ten months. The amount to be paid was to be adjusted by the identified customer base's net attrition rate for the first five months of the purchase period. As a result of the Agreement and the Company's plan to dispose of the remaining assets and liabilities, the Company recorded a loss on disposal of $893,347 for the year ended June 30, 1997. At June 30, 1997, $175,000 was accrued for the estimated remaining expenses related to the disposal of World Access. For the year ended June 30, 1998, the Company recorded an actual loss of $171,593 on the disposal, which represents a complete write-off of all net assets of World Access.

(c) During September, 1998, the Company issued $1,200,000 of the Notes with warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), subject to certain adjustments. The $2.375 Warrants are exercisable for

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                          Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

      five years from the date of issuance. The exercise price under the $2.375 Warrants was set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, with related party investments totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D. See Note 8, "Issuance of 10% Six-Month Notes with Warrants."

3.    Concentrations of Credit Risk

      The Company experiences risk concentration due to geographic and customer concentrations and a limited number of suppliers.

(a)   Geographic Concentration of Sales

      The Company currently distributes and markets its Cards primarily in the New York/New Jersey metropolitan area (the "Metro Area"). The Company sells Cards in 29 states, Puerto Rico and the U.S. Virgin Islands. The Metro Area sales accounted for approximately 85% of the Company's total sales for the quarter ended September 30, 1998. No other areas accounted for more than 10% of the Company's sales.

(b)   Concentration of Customer Accounts

      For the years ended June 30, 1998 and 1997, one master distributor accounted for approximately 0% and 48% of the Company's accounts receivable and 19% and 52% of the Company's sales, respectively. During September 1997, the Company amended its agreement with the master distributor by terminating the exclusivity clause of the distribution agreement, and sales to this master distributor declined significantly thereafter. An additional customer, who replaced a significant portion of the former master distributor's sales, accounted for approximately 73% of the Company's accounts receivable as of June 30, 1998, and approximately 19% of the Company's sales for the year ended June 30, 1998. The primary reason that this customer accounted for an apparently disproportionate share of receivables at June 30, 1998 versus sales during fiscal 1998 was the significant ramp-up of sales to this customer during the last four months of fiscal 1998. During the period from March through June, 1998, this customer accounted for over $5 million in sales and represented approximately 72% of the Company's total sales during this four-month period. The foregoing percentage of sales matched very closely to the 73% of total accounts receivable due from this customer as of June 30, 1998. This customer and one additional master distributor accounted for 34% and 25% respectively of the Company's sales for the quarter ended September 30, 1998 and represented 29% and 18% respectively of the Company's accounts receivable as of September 30, 1998.

      During the quarter ended June 30, 1998, due to the increased amount of receivables aged over 90 days and the related greater risk of asset impairment, the Company recorded a bad debt reserve of $1,467,000, and wrote off approximately $223,000 of accounts receivable against that reserve. The bad debt reserve included approximately $487,000 related to the foregoing customer which represented 73% of the Company's receivables as of June 30, 1998. As this customer had previously exhibited a favorable payment history and had an excellent relationship with the Company, the Company believed that at least the unreserved portion of the amounts due from this customer would be collected. Since June 30, 1998 the Company has received approximately $2,787,000 in payments from this customer, which amount paid

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                          Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

      off the entire receivable balance from the customer, with the remainder applying to sales of approximately $1.7 million to this customer subsequent to June 30, 1998.

      The Company has initiated discussions with one of the top outside collection agencies in the United States with respect to collecting overdue accounts, and intends to retain that agency, or another such agency of similar reputation, for that purpose. Costs for collection of such accounts will be on a contingent basis billed to the Company as a percentage of collected funds; therefore, the Company does not expect any cash requirements associated with implementing this program and expects that its liquidity position will improve as a result of its implementation. Concurrently with the foregoing effort, the Company plans to improve its documentation of processes and procedures by developing a formal Credit and Collections Policy including, but not limited to, customer credit file requirements, standard credit application processes and procedures and standard procedures for the collection of past due accounts. The Company believes that the combination of the foregoing actions will result in reduced credit risk to the Company, improved liquidity and enhanced ability to establish an asset-backed working capital credit facility due to the increased quality of the receivables portfolio. Since these planned actions are in an early stage of implementation, it is not possible at this time to estimate the anticipated effects, if any, on sales to current customers.

(c)   Concentration of Suppliers of Telecommunications Services

      Prior to June 30, 1998, the Company purchased its long distance services primarily from three suppliers of bundled Cards, Frontier Communications, Inc. ("Frontier"), Premiere Communications, Inc. ("Premiere") and ATI Telecom, Inc. ("ATI"). For the year ended June 30, 1998, Frontier accounted for approximately 35%, Premiere accounted for approximately 43% and ATI accounted for approximately 14%, respectively, of those services. During the quarter ended September 30, 1998, none of these suppliers accounted for more than 10% of purchases of long distance services. During the quarter ended September 30, 1998, Allied Communications Holdings ("Allied") became a key supplier of facilities-based services to the Company, providing approximately 46% of total communications services purchased by the Company. No other supplier accounted for more than 10% of such purchases. As of September 30, 1998, the amounts of accounts payable to Frontier, Premiere, ATI and Allied were approximately $105,000, $597,000, $293,000 and $0, respectively.

4.    Accrued Settlement

      During March 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action for breach of a sublease agreement, seeking, inter alia, eviction and judgment against the Company for a total of $472,799. The matter was settled in September, 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February, 1999. The Company made the first payment due in September in accordance with the settlement agreement. However, due to its liquidity problems, the Company failed to make the payments due in October and November, 1998. Due to the Company's failure to make the foregoing payments, Vanity Fair gave notice of its intention to enter a Confession of Judgment for $369,774, less the amount previously paid by the Company. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and to date is in compliance with the revised payment terms.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                          Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

5.    Settlement of Promissory Note with Frontier

      In June, 1998, the Company was served with a Summons and Motion for Summary Judgment by Frontier seeking judgment on a promissory note (the "Frontier Note") issued by the Company for $893,061 in connection with Frontier's termination of its Card division. The outstanding amount on the Frontier Note as of June 30, 1998 was reflected in accounts payable of the Company with a balance of approximately $502,000. During August, 1998, the Company negotiated a settlement with Frontier for $200,000. The Company satisfied the settlement in September, 1998 and as a result, a security interest held by Frontier against certain assets of the Company was removed. This recovery is recognized in the financial statements for the quarter ended September 30, 1998.

6.    Discontinued Operations of Cellular Division

      On December 31, 1997, management decided to abandon the operations of its cellular division as a result of the Company's continuing plan to conserve assets to focus on and expand its core business. The operations of the cellular division ceased completely by February 1, 1998. The Company recorded a loss from discontinued operations of $155,681 for the three months ended September 30, 1997 and $527,061 for the year ended June 30, 1998, the majority of which losses were incurred due to the write down of cellular division assets. As of June 30, 1998, the assets of this division had been completely written off, and the Company does not anticipate any additional charges to be recognized related to disposal of its cellular division. Sales for fiscal 1998 were immaterial.

7.    Redemption of $1.50 Warrants

      On August 20, 1998, the Company notified the holders of the 52,250 outstanding warrants to purchase shares of the Company's Common Stock at $1.50 per share (the "$1.50 Warrants") of its election to redeem all unexercised portions of the $1.50 Warrants at $.10 per share thirty days following the date of the notice. Upon the expiration of the notice period, the $1.50 Warrants terminated with respect to any then unexercised portion and only the right of the $1.50 Warrant holder to receive payment of the redemption price survived. At the expiration of the notice period, 44,750 of the $1.50 Warrants had been exercised, yielding net proceeds of $67,125 to the Company, and the remainder have been terminated.

8.    Issuance of 10% Six-Month Notes with Warrants

      During September, 1998, the Company issued the Notes with accompanying $2.375 Warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, subject to certain adjustments. The $2.375 Warrants are exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants was set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, with related party investments totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants was exempt from registration under the Securities Act pursuant to Regulation D.

      The $2.375 Warrants are detachable from the Notes. The amounts attributable to the debt and the purchase warrants were computed based upon the relative values of the two securities at the time of issuance. Accordingly, the value of the $2.375 Warrants was calculated as the difference between the Net Present Value ("NPV") of the known series of

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                          Notes to Consolidated Financial Statements (continued)
--------------------------------------------------------------------------------

      cash flows associated with the Notes using the 10% interest rate of the Notes and the NPV of the same series of cash flows using a market-based rate of 19%. The latter rate was determined based upon several quotations to the Company by non-affiliated potential lenders during arms-length negotiations of potential financing arrangements. The value of the $2.375 Warrants so calculated was approximately $50,000, which was recorded as additional paid-in-capital. The related $50,000 discount on notes payable is being amortized commencing September 15, 1998 over the six-month life of the Notes, resulting in a monthly charge against net income of approximately $8,333, during the first six months of fiscal 1999.

9.    Letter of Intent with Convergence Communications, Inc.

      On September 22, 1998, the Company entered into a Letter of Intent with CCI pursuant to which the Company agreed to enter into negotiations with respect to: (i) a possible combination of the Company and CCI; (ii) an International Origination/Termination Agreement pursuant to which CCI would provide for local origination and termination in certain foreign countries of minutes provided by the Company; and (iii) the purchase by CCI of up to $1,000,000 of convertible promissory notes issued by the Company accompanied by warrants to purchase Common Stock of the Company. These negotiations are ongoing, and as of November 20, 1998, no agreements have been reached. There can be no assurance that the Company and CCI will reach agreement with respect to any of the business combination, the International Origination/Termination Agreement or the sale of promissory notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and other detailed information regarding DigiTEC 2000, Inc. (the "Company") included elsewhere in this Form 10-Q and in conjunction with the corresponding discussion and analysis included in the Company's Annual Report on Form 10-K/A (the "10-K/A") for the year ended June 30, 1998. The information set forth in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "estimated," "intends," "believes," "plans," "planning," "expects," and "if" are intended to identify forward-looking statements. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, because such forward-looking statements include risks and uncertainties, it must be recognized that there is no assurance that the underlying assumptions will, in fact, prove to be correct, or that actual future results will not differ materially from the Company's expectations, either expressed or implied by such forward-looking statements.

The Company commenced operations under present management in 1995 to capitalize upon opportunities in the prepaid phone card sector of the long distance telecommunications market. The Company's prepaid telephone calling cards ("Cards") provide consumers with a competitive alternative to traditional calling cards and pre-subscribed long distance telecommunications services. The Company's total revenues were $35,032,533, $26,027,909 and $17,425,199, and its net losses were $11,996,759, $3,549,514 and $129,275, for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, after losses from discontinued operations of $813,178, $1,069,261 and $0, respectively. The Company sold approximately six million Cards, of which approximately five million were its own proprietary branded Cards, and provided more than one hundred million minutes of telecommunications services, during the fiscal year ended June 30, 1998. During the quarter ended September 30, 1998, the Company sold approximately 1.1 million Cards, of which approximately 0.8 million were its own proprietary branded Cards, and provided approximately seventeen million minutes of telecommunications services.

The Company's target markets include ethnic communities with substantial international long distance calling requirements. For the year ended June 30, 1998 and the quarter ended September 30, 1998 approximately 72% and 75% respectively of the Company's total minutes were derived from the sale of international long distance telecommunications services. Retail rates in the international long distance market have declined in recent years and, as competition in this segment of the telecommunications industry continues to intensify, the Company believes that this downward trend in rates is likely to continue. Although there can be no assurance, the Company believes that any reduction in rates will be offset in whole or in part by efficiencies attributable to the planned expansion of the Company's services as well as by lower transmission costs per minute resulting from the Company's increased volume of minutes.

The Company's fiscal 1997 and 1998 sales were derived primarily from the resale of bundled Cards. The Company resold the Cards at a discount off the retail value of the Cards to either independent distributors or retail locations, depending on the locality of distribution. The Company's fiscal 1997 and 1998 cost of sales consisted primarily of the purchase of the Cards at a greater discount off the face value than the price at which the Cards were resold by the Company. As a result, the Company received its gross margin on the difference between discounts given to its customers and the discounts the Company received from its long distance provider. Since the Cards were sold to the Company as a bundled product, the supplier was liable to the end user for the long distance time on the

Cards. At the point of sale, the Company had no further obligation with respect to the Cards sold and revenues were recognized upon sale of the Cards.

During the last quarter of fiscal 1998 the Company became predominantly a facilities-based carrier. Under these arrangements the Company negotiated and was responsible to the long distance carriers and platform providers for the long distance usage and related platform fee charges incurred in connection with providing service to the end users. Since the Company was not liable for the usage and platform fees on the underlying traffic until it was consumed by the end user, the Company records all sales as deferred revenue until the time on Cards sold is actually used by the consumer. During the quarter ended September 30, 1998, approximately 78% of the Cards sold by the Company were facilities-based Cards.

The Company believes that its ability to negotiate competitive rates with its long distance providers, attract distributors and successfully market to certain ethnic markets are the primary reasons for its sales increases in fiscal 1997 and 1998. In addition, the Company believes that its further growth is dependent on its ability to (i) finance its operations (ii) continue its planned transition to a facilities-based carrier, (iii) introduce Local Access Cards ("LACs") in many of the markets in which it currently distributes Cards or into which it expands, (iv) increase the retail distribution of its products, (v) introduce additional products and services, (vi) continue to attract consumers with significant international long distance usage and (vii) capitalize upon economies of scale.

Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net Sales. Net Sales for the three months ended September 30, 1998 decreased by approximately $7,482,000 or 56% from $13,322,000 during the three months ended September 30, 1997 to $5,840,000 for the three months ended September 30, 1998. Two master distributors accounted for approximately 34% and 25% respectively of sales during the three months ended September 30, 1998. The decrease in sales is due primarily to:

      1. The Company terminating, during the quarter ended December 31, 1997, the exclusivity clause in an agreement with a key master distributor who accounted for sales of approximately $5.6 million during the quarter ended September 30, 1997, and the failure to fully replace the sales accounted for by the distributor.

      2. The Company's inability to market its new facilities-based Cards as rapidly as planned, due to liquidity issues which precluded the Company from securing facilities as quickly as planned. This lack of facilities forced the curtailment of sales activities on certain Cards, since additional sales would have degraded the service available to all customers due to the lack of adequate facilities to complete the calls. This issue has continued into the second quarter of fiscal 1999, and the Company's sales for the first half of the second quarter of fiscal 1999 have been adversely affected. See "Liquidity and Capital Resources."

In addition to the foregoing, due to the introduction of its branded, facilities-based Cards during the fourth quarter of fiscal 1998, the Company began phasing out the sale of its bundled products, which were no longer competitively priced and which required greater capital resources to market than the facilities-based Cards.

During the three months ended September 30, 1998, the Company's agreement with Premiere Communications, Inc. ("Premiere") expired. Premiere previously has been a significant supplier of bundled Cards and telecommunications services to the Company. Since the expiration of the agreement with Premiere, the Company has negotiated arrangements with other telecommunications service providers for the supply of the Company's telecommunications needs. Accordingly, the Company does not believe that its future sales will be materially affected by the expiration of this agreement.

Cost of Sales. The Company's cost of sales for the three months ended September 30, 1998 decreased to approximately $5,858,000 from $12,238,000 for the three months ended September 30, 1997. The decrease of $6,380,000 or 52% was primarily related to the decrease in revenues that the Company experienced in the three months ended September 30, 1998 as compared to the first quarter in the prior year. Cost of sales exceeded net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit. For the three months ended September 30, 1998, the Company experienced a gross loss of approximately $18,000 as compared to a gross profit of approximately $1,084,000 for the three months ended September 30, 1997. The decrease of $1,102,000 or 102% was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the transition of the Company's brands from bundled Cards to facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the three months ended September 30, 1998, the Company phased out its bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 increased to approximately $1,693,000 from $766,000 for the three months ended September 30, 1997. This increase of $927,000 or 121% is primarily related to:

      1. Increases in salaries, wages and personnel-related expenses of approximately $401,000, as the Company's employee base increased from 41 full-time employees on September 30, 1997 to 80, including six part-time employees, by September 30, 1998. The increase in employees was related to an expansion of the Company's internal route distribution network and expanded customer service.

      2. Increases in rent, telephone, general office and non-wage-related customer service expenses of approximately $199,000, which were related to the larger workforce.

      3. Increases in professional fees of approximately $106,000, primarily due to increased corporate consulting fees and legal expenses related to litigation, regulatory filings and financing.

The remaining $221,000 of the increase in selling, general and administrative expenses was caused by immaterial increases in several accounts.

Loss from Continuing Operations. The Company incurred a loss from continuing operations of approximately $1,711,000 for the three months ended September 30, 1998, as compared to income from continuing operations of approximately $318,000 for the three months ended September 30, 1997. This loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs, coupled with higher selling, general and administrative expenses incurred during the quarter ended September 30, 1998.

Loss from Discontinued Operations. The Company incurred no losses from discontinued operations for the three months ended September 30, 1998 as compared to a loss from discontinued operations of $155,681 related to the discontinued operations of the cellular division for the period ended September 30, 1997.

Net Loss. For the quarter ended September 30, 1998, the Company realized a total net loss of $1,710,815, as compared to net income of $56,641 for the quarter ended September 30, 1997. The loss in the quarter ended September 30, 1998 is due to the lower gross margin on decreased sales coupled with the substantial increase in selling, general and administrative expenses as discussed above.

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

As the Company's facilities-based operations increase, management believes that the operating cash flow will increase because the payments to suppliers of telecommunications facilities generally are payable after the usage of the Cards versus prepaid in the case of bundled Cards. The Company is continuing to negotiate new agreements with suppliers with more competitive pricing. There can be no assurance that the negotiations with other suppliers will be successful.

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; and
(iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants, all in offerings exempt from registration under the Securities Act.

The Company has no existing bank lines of credit and has not established any sources for such financing. During June 1998, the Company initiated discussions with several entities regarding short-term financing related to accounts receivable to provide funding for the immediate internal expansion of the business. As of November 20, 1998, no such arrangement has been consummated. The Company believes that such an arrangement can be consummated, but also believes that the potential terms of such an arrangement will be more favorable following the implementation of the additional credit and collection activities discussed in Note 3(b) to the Consolidated Financial Statements. However, there can be no assurance that such funding will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company.

During the quarters ended September 30, 1998 and 1997, the Company's major components of cash flow were as follows:

                                                    QUARTER ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Net cash used in operating activities ..........   $(1,328,605)     $  (238,278)

Net cash used in investing activities ..........        (2,243)         (40,167)

Net cash provided by financing activities ......     1,241,551           31,875
                                                   -----------      -----------
Net decrease in cash ...........................   $   (89,297)     $  (246,570)
                                                   ===========      ===========

Net cash used by operating activities during the quarter ended September 30, 1998 was $1,328,605 as compared to $238,278 for the quarter ended September 30, 1997. The increase of approximately $1,090,000 was caused by a net loss of $1,711,000 for the quarter ended September 30, 1998 as compared to net income of $57,000 for the quarter ended September 30, 1997 and an increase in accounts receivable of $1,156,000 for the quarter ended September 30, 1998 as compared to an increase of $109,000 for the quarter ended September 30, 1997. The primary factor which partially offset the foregoing increased uses of cash was the increase in deferred income of $853,000 in the quarter ended September 30, 1998 related to the sale of facilities-based Cards during the quarter, which non-cash charge was not incurred in the corresponding quarter of the prior year, since bundled Cards were sold at that time. In addition, accounts payable increased by $666,000 during the quarter ended September 30, 1998 as compared to $448,000 in the quarter ended September 30, 1997. During the quarter ended September 30, 1998 the Company experienced a much smaller increase in inventory, $61,000, as compared to $584,000 in the corresponding prior year period.

To date, capital expenditures have not been material. Cash used in investing activities for both the quarters ended September 30, 1998 and 1997 related solely to capital expenditures of approximately $2,000 for the quarter ended September 30, 1998 and $40,000 for the quarter ended September 30, 1997.

Cash provided from financing activities of $1,242,000 during the quarter ended September 30, 1998 consisted of $1,200,000 net proceeds from the Company's sale of the Notes and $67,000 proceeds from the exercise of certain $1.50 Warrants less payments of approximately $25,000 related to the Prime Communications, Inc. note payable. During the quarter ended September 30, 1997, cash provided from financing activities of $32,000 related solely to the proceeds from the exercise of certain $1.50 Warrants.

For the quarter ended September 30, 1998, the Company experienced a substantial operating loss of $1,711,000 and used $1,329,000 cash in operating activities. The Company's cash position at September 30, 1998 approximated $19,000 and its working capital deficit approximated $3,781,000. Of the Company's working capital deficit, approximately $1,808,000 consists of deferred revenue, which represents sales for which provision of the underlying telecommunications service has not yet been rendered or paid for by the Company. This does not represent an immediate cash requirement. However, due to operating losses and the Company's expansion, the Company remains severely undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen. During the quarter ended September 30, 1998 and into the first portion of the second quarter of fiscal 1999, the Company has experienced substantial difficulty in making timely payments to its vendors and satisfying other financial obligations, including payments to its landlord, employees and the providers of its telecommunications facilities, professional services and other general corporate services. Because of the lack of liquidity and the difficulty in making payments to the providers of certain telecommunications facilities, the Company has not been able to add the requisite facilities as rapidly as planned, and the Company's sales of Cards has been adversely affected.

During September, 1998, the Company raised cash through the issuance of $1,200,000 principal amount of the Notes. The majority of this cash was used by the Company to make facility deposits and to prepay for facilities usage related to further expansion of its facilities-based operations and to address existing obligations. As the Company increasingly sells more of its facilities-based Cards, which significantly improve the Company's ability to generate cash as compared to the sale of bundled Cards, its capital requirements are expected to progressively decline on a monthly basis until the Company begins to generate positive cash flow, which the Company believes will occur during the third quarter of the 1999 fiscal year.

On September 22, 1998, the Company entered into a Letter of Intent with CCI pursuant to which the Company agreed to enter into negotiations with respect to:
(i) a possible combination of the Company and CCI; (ii) an International Origination/Termination Agreement pursuant to which CCI would provide for local origination and termination in certain foreign countries; and (iii) the purchase by CCI of up to $1,000,000 of convertible promissory notes issued by the Company accompanied by warrants to purchase Common Stock of the Company. These negotiations are ongoing, and to date no agreement has been reached with CCI. There can be no assurances that the Company and CCI will reach agreement with respect to the business combination, the International Origination/Termination Agreement or the sale of promissory notes.

In addition, the Company is negotiating with a shareholder group for a $1.25 million revolving line of credit, which it believes will be finalized by year-end. There can be no assurance that this line of credit will be available to the Company, or, if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company.

The Company has commenced a complete review of its selling, general and administrative expenses, targeting cost reductions and reduced cash needs of approximately $500,000 during the 1999 fiscal year. During fiscal 1999, the Company has reduced its workforce by a total of eight full-time employees, two of whom were hired during fiscal 1999, and reduced the working hours of certain other hourly-compensated personnel. The anticipated annual reduction in the employee wages, salaries and benefits component of selling, general and administrative expenses resulting from the foregoing actions approximates $390,000, approximately $280,000 of which is expected to be realized during the 1999 fiscal year. The Company is continuing its review of other selling, general and administrative expenses in an effort to cut costs further and minimize cash needs. There can be no assurance that further progress toward achievement of these objectives will be made or that acceptable alternatives will be found.

The Company has initiated discussions with one of the top outside collection agencies in the United States with respect to collecting overdue accounts, and intends to retain that agency, or another such agency of similar reputation, for that purpose. Costs for collection of such accounts will be on a contingent basis billed to the Company as a percentage of collected funds; therefore, the Company does not expect any cash requirements associated with implementing this program and expects that its liquidity position will improve as a result of its implementation. Concurrently with the foregoing effort, the Company plans to improve its documentation of processes and procedures by developing a formal Credit and Collections Policy including, but not limited to, customer credit file requirements, standard credit application processes and procedures and standard procedures for the collection of past due accounts. The Company believes that the combination of the foregoing actions will result in reduced credit risk to the Company, improved liquidity and enhanced ability to establish an asset-backed working capital credit facility due to the increased quality of the receivables portfolio. Since these planned actions are in an early stage of implementation, it is not possible at this time to estimate the anticipated effects, if any, on sales to current customers.

A shareholder of the Company recently has begun to originate and terminate domestic and international telecommunications traffic for the Company, thereby reducing the short-term capital requirements of the Company. The Company is in the process of negotiating a long-term operating agreement with the shareholder. However, there can be no assurances that the parties will reach an agreement or that the shareholder will continue to originate and terminate telecommunications traffic for the Company.

With implementation of the above plans, the Company expects capital requirements of approximately $2.25 million during fiscal 1999, before it begins to generate positive cash flow during the second half of fiscal 1999. The foregoing amount includes further expansion of the Company's facilities-based LACs into additional cities. The Company believes that any two of the potential purchase by CCI of $1,000,000 of convertible promissory notes, the potential revolving line of credit arrangement or the accounts receivable financing referenced above should meet the above financing needs if additional facilities are made operable by the Company's suppliers in a timely manner to increase facilities-based sales. If only one of these financing arrangements occurs, or if cash needs prove to be greater than contemplated, the Company will need to slow or eliminate its expansion of its LAC offerings to additional cities during 1999 to fund its operating shortfall during the second quarter and early portion of the third quarter of fiscal 1999 or until the Company becomes cash flow positive. Also, the Company expects to consider other financing opportunities during the 1999 fiscal year. The Company believes that its potential sources of capital and internally generated cash from operations in the latter half of fiscal 1999 will be sufficient to fund its operations throughout the 1999 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing in the second half of fiscal 1999 will be realized.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the reporting of certain information about operating segments by public companies in both annual and interim financial statements. SFAS No. 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.

SFAS Nos. 130 and 131 are both effective for financial statements for years beginning after December 15, 1997 and both require comparative information for earlier years to be restated. Accordingly, the Company has adopted both the foregoing standards for the accompanying financial statements for the quarter ended September 30, 1998. SFAS No. 130 divides comprehensive income into net income and other comprehensive income, and specifies that an enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. Accordingly, since the Company did not have any items of other comprehensive income in any period presented, comprehensive income is not separately reported. The adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations. The Company continually evaluates SFAS No. 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement will have on future financial disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and notes payable at September 30, 1998 and June 30, 1998, respectively, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

                            PART 2--OTHER INFORMATION

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

In October of 1997, the Company initiated a lawsuit against IDT Corporation ("IDT"), CG Com, Inc. ("CG Com"), and Carlos Gomez in the Supreme Court of the State of New York for the County of New York (Index No. 604920/97). The Company initially sought and was granted a temporary restraining order which enjoined CG Com and Carlos Gomez from distributing Prepaid Phone Cards of IDT, a competitor of the Company, which the Company alleged was in violation of an Independent Master Distributor Agreement (the "Distribution Agreement") with the Company which provided for CG Com and Carlos Gomez to act as exclusive distributors of the Company's Prepaid Phone Cards in the state of New York. The Amended Complaint sought preliminary injunctive relief against both CG Com and IDT, which was denied by the court. Subsequently, the Company discontinued the action against Mr. Gomez and CG Com. The action seeks $50 million in damages for tortious interference with the Distribution Agreement against IDT. The Amended Complaint alleges, among other things that IDT entered into its distributorship arrangement with CG Com and Mr. Gomez with full knowledge of the business relationship between the Company and those parties. The discovery phase of the case was concluded and a trial date of November 12, 1998 was set. Based upon settlement negotiations between the parties, the trial had not commenced as of November 20, 1998.

During March 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc. v. Promo Tel, Inc. also known as and/or trading as Digitec 2000, Inc., in the Civil Court of the City of New York for the County of New York, L&T Index No. 066018-98 seeking eviction and judgment against the Company for a total of $472,799. The matter was settled in September, 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February, 1999. The Company made the first payment due in September in accordance with the settlement agreement. However, due to its liquidity problems, the Company failed to make the payments due in October and November, 1998. Due to the Company's failure to make the foregoing payments, Vanity Fair gave notice of its intention to enter a Confession of Judgment for $369,774, less the amount previously paid by the Company. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and to date is in compliance with the revised payment terms.

In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. ("Conetco"), a/k/a Conetco v. Digitec 2000, Inc. f/k/a Promo Tel, Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications, Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting numerous defenses, including that the Company never received the "refund" in question, has been filed on behalf of the Company.

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

Item 2. Changes in Securities and Use of Proceeds

During September, 1998, the Company issued the Notes with accompanying $2.375 Warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, subject to certain adjustments. The $2.375 Warrants are exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants was set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, with related party investments totaling $600,000. The majority of the net proceeds of $1,200,000 from the offering was used by the Company to make facility deposits and to prepay for facilities usage related to further expansion of its facilities-based operations and to address existing obligations. The issuance and sale of the 10% Notes and $2.375 Warrants was exempt from registration under the Securities Act pursuant to Regulation D.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit 27-Financial Data

(b) Reports on Form 8-K

      None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 1998                 DigiTEC 2000, Inc.
                                        (Registrant)


                                        By: /s/ Frank C. Magliato
                                            ------------------------------------
                                        Frank C. Magliato
                                        Chief Executive Officer, President and
                                        Director


      November 23, 1998                 By: /s/ Charles N. Garber
                                            ------------------------------------
                                        Charles N. Garber
                                        Vice President and Chief Financial
                                        Officer


      November 23, 1998                 By: /s/ Diego E. Roca
                                            ------------------------------------
                                        Diego E. Roca
                                        Senior Vice President and Chief
                                        Operating Officer, Treasurer and
                                        Secretary