Form 10-K/A
period 1998-06-30
DIGITEC 2000 INC
filed 1999-01-13
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       to
                                   FORM 10-K/A

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

================================================================================

            This Amendment No. 1 to Form 10-K/A is filed to amend the following items of the Company's Form 10-K/A for the fiscal year ended June 30, 1998:

Item of Form 10-K/A                       Purpose of Amendments

Part I, Item I - Business                 To amend the description of the
                                          accounting for the charges associated
                                          with excess minutes processed by
                                          Premiere Communications, Inc.
                                          ("Premiere") on prepaid phone cards
                                          from Selling, General and
                                          Administrative Expenses to a separate
                                          component of Cost of Sales. See
                                          "Company History".

Part II, Item 6 - Selected                To amend Cost of Sales, Gross Profit
Financial Data                            (Loss) and Selling, General and
                                          Administrative Expenses to reflect
                                          reclassification of excess minutes
                                          processed by Premiere as Cost of
                                          Sales.

Part II, Item 7 - Management's            To amend comparison of year-end
Discussion and Analysis of                operations and Liquidity and Capital
Financial Condition and Results           Resources to reflect reclassification
of Operations                             of excess minutes processed by
                                          Premiere as Cost of Sales.

Part IV, Item 14 - Exhibits,              To amend Consolidated Statements of
Financial Statements, Schedules           Loss and Note 6 to Consolidated
and Reports                               Financial Statements to reflect
                                          reclassification of excess minutes
                                          processed by Premiere as Cost of
                                          Sales.

Exhibit 27 To amend CGS, Total Costs and Loss-Provision to reflect reclassification of excess minutes processed by Premiere as Cost of Sales.

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

On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting series A Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented the outstanding accounts payable balance at March 31, 1998. The $6,105,093 consisted of $3,236,104 attributed to the normal course of business and $2,868,989 of charges for excess minutes processed by Premiere on cards sold. During the third quarter of fiscal 1998, the Company incurred the charge of $1,468,112 and invoiced the remaining $1,400,877 to the Company's main distributor. During the fourth quarter of 1998, this distributor informed the Company that no monies had been collected on the excess minutes and refused to pay the $1,400,877 invoice. Therefore, the Company reversed the sale of these minutes during the fourth quarter. The $2,868,969 representing the total charges related to these excess minutes is included as a separate component of cost of sales. The $2,868,969 consists of the $1,400,877 recorded in the fourth quarter as a reversal of a sale and the $1,468,112 which was originally recorded as part of selling, general, and administrative expenses and reclassed to cost of sales in the fourth quarter. The Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 587,302 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment in connection with certain subsequent issues of securities. The Company may call the redemption of each share of Preferred Stock at any time for $100 a share plus accrued dividends. See "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

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

                                                      Year Ended June 30,
                                          --------------------------------------------
                                               1998           1997            1996
                                          --------------------------------------------
Consolidated Statements of Operations Data:
Sales .................................   $ 35,032,533    $ 26,027,909    $ 17,425,199

Cost of sales .........................
    Continuing operations--$33,545,412
    Nonrecurring charge (See Note 6)--
    $2,868,989 ........................     36,414,401      25,161,443      16,900,370
Gross profit (loss) ...................     (1,381,868)        866,466         524,829

Selling, general and
administrative expenses ...............      9,525,482       2,040,749         654,104

Loss from operations ..................    (10,907,350)     (1,174,283)       (129,275)

Other expenses, net ...................       (276,231)     (1,305,970)             --

Loss from continuing operations .......   $(11,183,581)   $ (2,480,253)       (129,275)

Net Loss ..............................   $(11,996,759)   $ (3,549,514)       (129,275)

Net Loss per share (basic and diluted):

    From continuing operations ........   $      (1.99)   $       (.55)           (.05)

    From discontinued operations ......   $       (.15)   $       (.23)             --

    Net Loss per share ................   $      (2.14)   $       (.78)           (.05)

Weighted average common
shares outstanding ....................      5,618,994       4,579,075       2,599,532

                                                          AS OF JUNE 30,
                                          --------------------------------------------
Balance Sheet Data:                           1998            1997              1996
                                          --------------------------------------------
  Working Capital (Deficit) ...........     (2,226,152)       (636,687)      1,216,279

  Total Assets ........................   $  3,139,790       3,526,723       6,056,462

  Long Term Debt ......................   $         --              --              --

  Stockholders' Equity (Deficit) ......   $ (1,494,390)        (71,469)      3,126,946

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

      Cost of Sales. The Company's cost of sales for the year ended June 30, 1998 increased to $36,414,401 from $25,161,443 for the fiscal year ended June 30, 1997. The increase of $11,252,958 or 44.7% was due to a non-recurring $2,868,989 charge from Premiere for excess minutes processed on cards sold and the remaining $8,383,969 was due to the increase in volume of cards sold. See "Business--Company History" and Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc. Although the Company anticipates that implementation of its facilities-based programs and introduction of additional LACs will substantially increase its gross margins in the future, this effect was not evident during the year ended June 30, 1998 because the volume of sales on these programs was a relatively small portion of total 1998 sales.

      Gross Profit (Loss). Gross loss for the year ended June 30, 1998 was ($1,381,868) or (3.9%) as compared to a gross profit of $866,466 or 3.3% for the fiscal year ended June 30, 1997. This gross loss was primarily caused by the $2,868,969 non-recurring charge for excess minutes processed by Premiere. During the first quarter of fiscal 1998, the Company obtained additional discounts from Frontier off the face value of Cards distributed by it which increased the Company's gross margin for the quarter to approximately 8% on sales of over $13,000,000. Gross profit margin on continuing operations was adversely affected for the remainder of the year by the Company's transition to the Premiere agreement under which the Company was unable to negotiate as competitive a discount. The transition to Premiere followed notification by Frontier of their intention to terminate their Prepaid Phone Card division.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1998 increased by 367% from $2,040,749 for the fiscal year ended June 30, 1997 to $9,525,482. This substantial increase of $7,484,733 can be separated into two distinct categories: (i) non-recurring charges and (ii) other expenses resulting from the growth of the business. With respect to non-recurring charges, the Company recorded the following during the year ended June 30, 1998:

      (i) a charge of $1,248,000 for director compensation expense related to the awarding of 300,000 options to directors during March 1998 for their services as directors of the Company.

      (ii) a one-time charge of approximately $287,000 related to the $13.20 Option granted to Prime in conjunction with the modification of the terms of a note payable to Prime. See "Notes to Consolidated Financial Statements--Note Payable."

      (iii) a one-time charge of approximately $234,000 due to the cancellation of print jobs related to Frontier's termination of its Card division and the ensuing disruption in the production and sale of the Cards.

The foregoing items, totaling approximately $1,769,000, represent 24% of the total increase in selling, general and administrative expenses, which the Company believes will not recur.

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

      The Company anticipates that its recurring growth-related selling, general and administrative expenses, which represented approximately $7.8 million (i.e., $9.5 million total less $1.7 million non-recurring) of the total selling, general and administrative expenses incurred during the year ended June 30, 1998, will continue to increase, but at a substantially lesser rate, during fiscal 1999, as it continues to add the necessary operational and administrative infrastructure to support the anticipated growth of the Company. However, since approximately 18.6% of the total 1998 selling, general and administrative expenses are not expected to recur, the Company expects a reduction in overall selling, general and administrative expenses during the 1999 fiscal year.

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

      (ii) Cost of sales increased by approximately $2.9 million due to a one-time, non-cash charge related to the erroneous processing of additional minutes on the Company's Cards by Premiere. The amount of $2.9 million was satisfied through the issuance of the Preferred Stock to Premiere. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

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

      On March 31, 1998, the Company entered into the Investment Agreement in which Premiere received 61,050 shares of $.001 par value voting series A Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented the outstanding accounts payable balance at March 31, 1998. The $6,105,093 consisted of $3,236,104 attributed to the normal course of business and $2,868,989 of charges for excess minutes processed by Premiere on cards sold. During the third quarter of fiscal 1998, the Company incurred the charge of $1,468,112 and invoiced the remaining $1,400,877 to the Company's main distributor. During the fourth quarter of 1998, this distributor informed the Company that no monies had been collected on the excess minutes and refused to pay the $1,400,877 invoice. Therefore, the Company reversed the sale of these minutes during the fourth quarter. The $2,868,969 representing the total charges related to these excess minutes is included as a separate component of cost of sales. The $2,868,969 consists of the $1,400,877 recorded in the fourth quarter as a reversal of a sale and the $1,468,112 which was originally recorded as part of selling, general, and administrative expenses and reclassed to cost of sales in the fourth quarter. The Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement, by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $10.395, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 587,302 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment for certain subsequent securities issuances. The Company may call the redemption of each share of Preferred Stock at any time for $100 a share plus accrued dividends. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary
                                                      (formerly Promo Tel, Inc.)

                                                 Consolidated Statements of Loss
================================================================================

                                                                      Year ended June 30,
                                                       ------------------------------------------------
                                                            1998              1997            1996
-------------------------------------------------------------------------------------------------------
Net sales (Note 3)                                     $ 35,032,533      $ 26,027,909    $ 17,425,199
Cost of sales (Note 3)
    Continuing operations--$33,545,412
    Nonrecurring charge (See Note 6)--
    $2,868,989                                           36,414,401        25,161,443      16,900,370
-------------------------------------------------------------------------------------------------------
        Gross profit                                     (1,381,868)          866,466         524,829
Selling, general and administrative
   expenses (Note 3, 6, 10(b))                            9,525,482         2,040,749         654,104
-------------------------------------------------------------------------------------------------------
        Loss before other income (expenses)             (10,907,350)       (1,174,283)       (129,275)
-------------------------------------------------------------------------------------------------------
Other income (expenses):
   Other income                                              10,869            34,260              --
   Loss on modification of debt terms (Note 7)             (287,100)               --              --
   Loss on note satisfaction (Note 5(b))                         --        (1,340,230)             --
-------------------------------------------------------------------------------------------------------
        Other expenses                                     (276,231)       (1,305,970)             --
-------------------------------------------------------------------------------------------------------
        Loss from continuing operations                 (11,183,581)       (2,480,253)       (129,275)
-------------------------------------------------------------------------------------------------------
Discontinued operations (Notes 5(b) and 15):
      Loss from operations of Cellular Division            (527,061)               --              --
      Loss from operations of World Access                       --          (175,914)             --
      Loss on disposal of Cellular Division                (114,524)               --              --
      Loss on disposal of World Access                     (171,593)         (893,347)             --
-------------------------------------------------------------------------------------------------------
        Loss from discontinued operations                  (813,178)       (1,069,261)             --
-------------------------------------------------------------------------------------------------------
Net loss                                               $(11,996,759)     $ (3,549,514)   $   (129,275)
=======================================================================================================
Net loss per common share-basic and diluted
   (Note 11):
      Loss from continuing operations                  $      (1.99)     $       (.55)   $       (.05)
      Loss from discontinued operations                        (.15)             (.23)             --
-------------------------------------------------------------------------------------------------------
                                                       $      (2.14)     $       (.78)   $       (.05)
=======================================================================================================
Weighted average number of common and common
   equivalent shares outstanding used in basic and
   diluted                                                5,618,994         4,579,075       2,599,532
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

                                  On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting series A Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented the outstanding accounts payable balance at March 31, 1998. The $6,105,093 consisted of $3,236,104 attributed to the normal course of business and $2,868,989 of charges for excess minutes processed by Premiere on cards sold. During the third quarter of fiscal 1998, the Company incurred the charge of $1,468,112 and invoiced the remaining $1,400,877 to the Company's main distributor. During the fourth quarter of 1998, this distributor informed the Company that no monies had been collected on the excess minutes and refused to pay the $1,400,877 invoice. Therefore, the Company reversed the sale of these minutes during the fourth quarter. The $2,868,969 representing the total charges related to these excess minutes is included as a separate component of cost of sales. The $2,868,969 consists of the $1,400,877 recorded in the fourth quarter as a reversal of a sale and the $1,468,112 which was originally recorded as part of selling, general, and administrative expenses and reclassed to cost of sales in the fourth quarter.

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
======================================================================================================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on January 11, 1999.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                       Title                        Date
       ---------                       -----                        ----


/s/ Frank C. Magliato         President and Chief             January 11, 1999
--------------------------    Executive Officer
Frank C. Magliato             and Chairman of the
                              Board of Directors


/s/ Diego E. Roca             Senior Vice President,          January 11, 1999
--------------------------    Chief Financial Officer,
Diego E. Roca                 Chief Accounting Officer
                              Chief Operating Officer,
                              Secretary and Treasurer


/s/ Francis J. Calcagno       Director                        January 11, 1999
--------------------------
Francis J. Calcagno


/s/ Lori Ann Perri            Director                        January 11, 1999
--------------------------
Lori Ann Perri


                              Director                        January __, 1999
--------------------------
Scott W. Steffey