Form 10-Q
period 1998-12-31
DIGITEC 2000 INC
filed 1999-02-23
CIK 1048729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

Common Stock, $.001 par value, 6,858,988 outstanding as of February 17,1999.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                                           Index
================================================================================

Part I - Financial Information

            Item 1. Consolidated Financial Statements (unaudited):

                    Consolidated Balance Sheets as of December 31, 1998
                      and June 30, 1998                                       3

                    Consolidated Statements of Operations (Loss) for the
                      Three and Six Months ended December 31, 1998 and 1997   4

                    Consolidated Statement of Stockholders' Equity
                      (Deficit) for the Six Months ended December 31, 1998    5

                    Consolidated Statements of Cash Flows for the
                      Six Months ended December 31, 1998 and 1997             6

                    Notes to Consolidated Financial Statements             7-14

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   15-21

            Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                              21

Part II - Other Information

            Item 1. Legal Proceedings                                     22-23

            Item 4. Submission of Matters to a Vote of Secutiry Holders      24

            Item 6. Exhibits and Reports on Form 8-K                         24

            Signatures                                                       25

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                                     Consolidated Balance Sheets

ITEM 1. CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                  December 31, 1998  June 30, 1998
                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                              $     25,022    $   108,722
   Accounts receivable, net of allowance for bad debts of
      $1,305,000 and $1,305,000 respectively (Note 3)                   1,252,536      1,692,222
   Inventory                                                              572,400        393,586
   Prepaid expenses                                                       112,241        123,953
--------------------------------------------------------------------------------------------------
           Total current assets                                         1,962,199      2,318,483
Property and equipment, net                                               151,333        160,040
Customer lists, net of accumulated amortization of $353,208
     and $334,000                                                         354,231        373,882
Carrier deposits and other                                                271,030        287,385
--------------------------------------------------------------------------------------------------
Total Assets                                                         $  2,738,793    $ 3,139,790
==================================================================================================
Liabilities and Stockholders' Deficit
Current:
   Accounts payable - trade                                          $  4,651,489    $ 1,379,896
   Accounts payable and accrued expenses                                   64,026        464,620
   Payable to Premiere Communications, Inc.                               597,132        597,132
   Accrued legal                                                               --        450,188
   Accrued settlement expense (Note 4)                                     69,639        204,126
   Accrued research and development                                       325,000        325,000
   Deferred revenue                                                       884,623        955,117
   Note payable - current (Note 8)                                      1,342,981        168,556
   Due to related party (Note 9)                                          100,000
--------------------------------------------------------------------------------------------------
           Total current liabilities                                    8,034,890      4,544,635
Deferred rent                                                              89,545         89,545
--------------------------------------------------------------------------------------------------
           Total liabilities                                            8,124,435      4,634,180
--------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' deficit:
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
      61,050 shares Series A outstanding                                       61             61
   Common stock, $.001 par value, 100,000,000 shares authorized;
      6,858,988 and 6,814,248 shares issued and outstanding,
      respectively                                                          6,859          6,814
   Additional paid-in capital                                          14,291,363     14,174,283
   Accumulated deficit                                                (19,683,925)   (15,675,548)
--------------------------------------------------------------------------------------------------
           Total stockholders' deficit                                 (5,385,642)    (1,494,390)
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                          $  2,738,793    $  3,139,790
==================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Operations

                                                                     (Unaudited)
================================================================================

                                                              For the Three Months Ended         For the Six Months Ended
                                                                      December 31,                     December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                1998             1997             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $ 2,808,448     $ 11,432,730      $ 8,648,346     $ 24,613,043
Cost of sales                                                  3,394,429       10,943,831        9,252,258       22,959,045
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                  (585,981)         488,899         (603,912)       1,653,998

Selling, general and administrative expenses                   1,711,582        1,222,451        3,404,465        2,069,674
--------------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                            (2,297,563)        (733,552)      (4,008,377)        (415,676)
--------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Loss from operations of Cellular division (Note 6)                    --         (371,380)              --         (527,061)
Loss from operations of World Access (Note 2)                         --               --               --         (105,554)
Loss on disposal of Cellular division                                 --          (75,000)              --          (75,000)
--------------------------------------------------------------------------------------------------------------------------------
   Loss from discontinued operations                         $        --         (446,380)              --         (707,615)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $(2,297,563)    $ (1,179,932)     $(4,008,377)    $ (1,123,291)
================================================================================================================================
Net loss per common share-basic and diluted:
   From continuing operations                                $      (.33)    $       (.14)     $      (.59)    $       (.08)
   From discontinued operations                                       --             (.09)              --             (.15)
--------------------------------------------------------------------------------------------------------------------------------
                                                             $      (.33)    $       (.23)     $      (.59)    $       (.23)
================================================================================================================================
Weighted average number of common and
   common equivalent shares outstanding                        6,858,988        5,050,649        6,836,618        4,954,649
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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                        Consolidated Statement of Stockholders' Equity (Deficit)
                                                                     (Unaudited)
================================================================================

Six Months Ended December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                       Preferred Stock         Common Stock
                                       ----------------      ------------------    Additional      Accumulated   Total stockholders'
                                       Shares    Amount      Shares      Amount  paid-in capital     deficit      equity (deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1998
For the six months ended               61,050     $61       6,814,248    $6,814    $14,174,283    $(15,675,548)     $(1,494,390)
   December 31, 1998:
   Exercise of Warrants (Note 7)           --      --          44,750        45         67,080              --           67,125
   Warrants accompanying
      10% Notes (Note 8)                   --      --              --        --         50,000              --           50,000
      Net loss                             --      --              --        --             --      (4,008,377)      (4,008,377)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             61,050     $61       6,858,998    $6,859    $14,291,363    $(19,683,925)     $(5,385,642)
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Six Months Ended December 31,                                                        1998            1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                       $(4,008,377)    $(1,123,291)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                   19,651         120,686
        Depreciation                                                                   12,382          18,699
        Discount on Notes Payable (Note 8)                                             50,000              --
        Deferred rent                                                                      --           5,000
        Deferred income                                                               (70,494)             --
        (Increase) decrease in:
           Accounts receivable                                                        439,685      (1,823,544)
           Inventory                                                                 (178,814)       (746,055)
           Prepaid expenses and other assets                                           28,068        (191,821)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                    2,286,324       3,225,110
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities of continuing
                   operations                                                      (1,421,575)       (515,216)
                Net cash used in operating activities of discontinued operations           --        (295,900)
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                              (1,421,575)       (811,116)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                (3,675)        (72,442)
--------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by investing activities                    (3,675)        (72,442)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of Note Payable                                                          (25,574)             --
   Note Payable Auto                                                                       --          23,002
   Proceeds from issuance of 10% Notes (Note 8)                                     1,200,000              --
   Proceeds from exercise of warrants                                                  67,125         309,576
   Proceeds from related party transaction                                            100,000
--------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                           1,341,550         332,578
--------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                  (83,700)       (550,980)
Cash, beginning of period                                                             108,722         727,197
--------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $    25,022     $   176,217
==============================================================================================================

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

1.    Summary of Significant Accounting Policies

(a)   Liquidity and Basis of Presentation

      The accompanying Consolidated Financial Statements of DigiTEC 2000, Inc. and Subsidiary (formerly Promo Tel, Inc.) (the "Company"), have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations. During the first quarter of fiscal 1999, the Company issued $1.2 million of its 10% six-month notes (the "Notes") with accompanying warrants and borrowed an additional $100,000 on a demand basis from a relative of the Chairman of the Company. The majority of the proceeds was used to make payments to providers of telecommunications facilities or to satisfy existing financial obligations, and the Company remains severely undercapitalized.

      As previously reported, the Company intended to migrate its traffic to its own facilities, thereby becoming a facilities-based carrier and thereby increasing its cash flow. To date the Company, due to liquidity problems, has been unable to generate or finance sufficient capital to fully implement this strategy. Accordingly, the Company has entered into negotiations with Telephone Electronic Corporation ("TEC"), currently a holder of approximately 22% of the Company's Common Stock, with respect to
      (i) a working capital facility to enable the Company to meet its current operating expenditures, (ii) a long-term operating agreement pursuant to which the Company's traffic can be originated and terminated through the network facilities of TecNet, Inc., an affiliate of TEC, including the traffic the Company anticipates will be generated as a result of implementation of the Company's offering telecommunication services through the College Enterprises, Inc. on-campus debit card system, and
      (iii) arrangements to finance the equipment and operations of a point of sale distribution network for the Company's Cards. There can be no assurances that these negotiations will be successful or that TecNet, Inc. will continue to handle traffic for the Company or advance funds for working capital expenditures. Moreover, the Company has accured significant carrier charges with TecNet, Inc. and third party providers which it must satisfy.

      As a result of the Company's review of its selling, general and administrative expenses, it has targeted cost reductions and reduced cash needs of approximately $2,000,000 during the last three quarters of the 1999 fiscal year. To date, during fiscal 1999, the Company has reduced its workforce by a total of 19 full-time employees, two of whom were hired during fiscal 1999, and reduced the working hours of certain other hourly-compensated personnel. In addition, the Company has consolidated its executive offices with the intention to sublet a significant portion of the space originally occupied by the Company. The Company projects approximately $600,000 of an annual revenue from this subletting, thereby in large part offsetting its lease expense. There can be no assurance that further progress toward achievement of these objectives will be made or that acceptable alternatives will be found.

(b)   Business

      The Company is primarily engaged in the distribution, marketing and management of Cards. It currently markets its telephone calling card products principally throughout the New York tri-state metropolitan area. On October 18, 1996, the Company changed its name to DigiTEC 2000, Inc.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

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

      Promo Tel-Delaware is the continuing entity for financial reporting purposes, and the financial statements prior to July 11, 1995 represent its financial position and results of operations. The assets, liabilities and results of operations of Promo Tel-Nevada are included as of July 11, 1995. The Company was formed on May 18, 1995 and commenced operations in July 1995. Accordingly, the Company had no results of operations for fiscal years ended prior to June 30, 1996. Although Promo Tel-Delaware is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Promo Tel-Nevada as the surviving corporation has not changed. Promo Tel-Nevada had amended its Articles of Incorporation to change its name from Promo Tel, Inc. to the Company's current name.

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

      The Consolidated Financial Statements and related notes thereto as of December 31, 1998 and for the six and three months ended December 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The Consolidated Balance Sheet for June 30, 1998 was derived from the audited Consolidated Financial Statements included in the Company's Annual Report on Amendment No. 1 to Form 10-K/A for the period ended June 30, 1998. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

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

      SFAS Nos. 130 and 131 are both effective for financial statements for years beginning after December 15, 1997 and both require comparative information for earlier years to be restated. Accordingly, the Company has adopted both the foregoing standards for the accompanying financial statements. SFAS No. 130 divides comprehensive income into net income and other comprehensive income, and specifies that an enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. Accordingly, since the Company did not have any items of other comprehensive income in any period presented, comprehensive income is not separately reported. The adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations. The Company continually evaluates SFAS No. 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement will have on future financial disclosures.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

2.    Related Party Transactions

(a) On January 20, 1996, the Company purchased certain Internet service provider assets consisting primarily of computer hardware, software and office equipment from TEC in exchange for 1,605,385 shares of the Company's restricted Common Stock valued at approximately $1.7 million based on the estimated fair values of the assets received. TEC is a communications company headquartered in Jackson, Mississippi that provides local and long distance telephone exchange services and provides other telecommunications services nationally. Subsequent to the purchase date, the purchase agreement was amended to reflect certain assets which were not delivered by TEC, resulting in a receivable from TEC of $135,276 at June 30, 1996. In November 1996, TEC returned 130,259 of the Company's shares to the Company. TEC's current ownership interest at June 30, 1998 was approximately 22%.

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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

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

(a)   Geographic Concentration of Sales

      The Company currently distributes and markets its Cards primarily in the New York/New Jersey metropolitan area (the "Metro Area"). The Company sells Cards in 29 states, Puerto Rico and the U.S. Virgin Islands. The Metro Area sales accounted for approximately 85% and 81% of the Company's total sales for the quarters ended September 30, 1998 and December 31, 1998, respectively. No other areas accounted for more than 10% of the Company's sales.

(b)   Concentration of Customer Accounts

      For the years ended June 30, 1998 and 1997, one master distributor accounted for approximately 0% and 48% of the Company's accounts receivable and 19% and 52% of the Company's sales, respectively. During September 1997, the Company amended its agreement with the master distributor by terminating the exclusivity clause of the distribution agreement, and sales to this master distributor declined significantly thereafter. An additional customer, who replaced a significant portion of the former master distributor's sales, accounted for approximately 73% of the Company's accounts receivable as of June 30, 1998, and approximately 19% of the Company's sales for the year ended June 30, 1998. The primary reason that this customer accounted for an apparently disproportionate share of receivables at June 30, 1998 versus sales during fiscal 1998 was the significant ramp-up of sales to this customer during the last four months of fiscal 1998. During the period from March through June, 1998, this customer accounted for over $5 million in sales and represented approximately 72% of the Company's total sales during this four-month period. The foregoing percentage of sales matched very closely to the 73% of total accounts receivable due from this customer as of June 30, 1998. This customer and one additional master distributor accounted for 4% and 18% respectively of the Company's sales for the quarter ended December 31, 1998 and represented 38% and 0% respectively of the Company's accounts receivable as of December 31, 1998.

      During the quarter ended June 30, 1998, due to the increased amount of receivables aged over 90 days and the related greater risk of asset impairment, the Company recorded a bad debt reserve of $1,467,000, and wrote off approximately $223,000 of accounts receivable against that reserve. The bad debt reserve included approximately $487,000 related to the foregoing customer which represented 73% of the Company's receivables as of June 30, 1998. As this customer had previously exhibited a favorable payment history and had an excellent relationship with the Company, the Company believed that at least the unreserved portion of the amounts due from this customer would be collected. Since June 30, 1998 the Company has received approximately $1,076,000 in payments from this customer, which amount paid

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

      off the entire receivable balance from the customer, with the remainder applying to sales of approximately $1.7 million to this customer subsequent to June 30, 1998.

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

(c)   Concentration of Suppliers of Telecommunications Services

      Prior to June 30, 1998, the Company purchased its long distance services primarily from three suppliers of bundled Cards, Frontier Communications, Inc. ("Frontier"), Premiere Communications, Inc. ("Premiere") and ATI Telecom, Inc. ("ATI"). For the year ended June 30, 1998, Frontier accounted for approximately 35%, Premiere accounted for approximately 43% and ATI accounted for approximately 14%, respectively, of those services. During the six month period ended December 31, 1998, none of these suppliers accounted for more than 10% of purchases of long distance services. During the six month period ended December 31, 1998, TecNet, Inc., an affiliate of TEC, and Allied Communications Holdings ("Allied") became key suppliers of facilities-based services to the Company, providing approximately 14% and 28% of total communications services purchased by the Company. No other supplier accounted for more than 10% of such purchases. As of December 31, 1998, the amounts of accounts payable to TecNet, Inc., Frontier, Premiere, ATI and Allied were approximately $1,297,078, $0, $597,132, $293,014 and $61,422, respectively.

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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

5.    Settlement of Promissory Note with Frontier

      In June, 1998, the Company was served with a Summons and Motion for Summary Judgment by Frontier seeking judgment on a promissory note (the "Frontier Note") issued by the Company for $893,061 in connection with Frontier's termination of its Card division. The outstanding amount on the Frontier Note as of June 30, 1998 was reflected in accounts payable of the Company with a balance of approximately $502,000. During August, 1998, the Company negotiated a settlement with Frontier for $200,000. The Company satisfied the settlement in September, 1998 and as a result, a security interest held by Frontier against certain assets of the Company was removed. This recovery was recognized in the financial statements for the quarter ended September 30, 1998.

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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                      Notes To Consolidated Financial Statements
                                                                     (Unaudited)
================================================================================

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

9.    Due to Related Party

      In December, 1998, TecNet, Inc., an affiliate of Telephone Electronic Corporation ("TEC"), entered into an arrangement with the Company pursuant to which it assumed certain carrier charges. In addition, TecNet, Inc. has since November, 1999 provided carrier services to the Company without current payment. At December 31, 1998, total carrier charges due to third parties were $3,286,557 and carrier charges due to TecNet, Inc. were $1,297,078.

      On November 2, 1998, Ms. Doreen Porecca, Mr. Magliato's mother in-law, lent the Company an additional $100,000 on a demand basis bearing interest at ten percent per annum.

10.   Subsequent Event

      On February 16, 1999, TecNet, Inc. lent the Company $200,000 pursuant to a demand note bearing interest at 10% per annum. This temporary borrowing by the Company was used to finance current expenditures pending negotiations of an agreement with the Company to provide interim financing of current operations while the Company establishes its point of sales business and initiates activities under its letter agreement with College Enterprises, Inc. ("CEI") pursuant to which the Company will offer telecommunication services through the CEI network. There are no assurances that the Company will successfully conclude the negotiations or that the point of sale or CEI activities will be successfully implemented.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and other detailed information regarding DigiTEC 2000, Inc. (the "Company") included elsewhere in this Form 10-Q and in conjunction with the corresponding discussion and analysis included in the Company's Annual Report on Amendment No. 1 to Form 10-K/A (the "10-K/A") for the year ended June 30, 1998. The information set forth in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "estimated," "intends," "believes," "plans," "planning," "expects," and "if" are intended to identify forward-looking statements. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, because such forward-looking statements include risks and uncertainties, it must be recognized that there is no assurance that the underlying assumptions will, in fact, prove to be correct, or that actual future results will not differ materially from the Company's expectations, either expressed or implied by such forward-looking statements.

The Company commenced operations under present management in 1995 to capitalize upon opportunities in the prepaid phone card sector of the long distance telecommunications market. The Company's prepaid telephone calling cards ("Cards") provide consumers with a competitive alternative to traditional calling cards and pre-subscribed long distance telecommunications services. The Company's total revenues were $35,032,533, $26,027,909 and $17,425,199, and its net losses were $11,996,759, $3,549,514 and $129,275, for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, after losses from discontinued operations of $813,178, $1,069,261 and $0, respectively. The Company sold approximately six million Cards, of which approximately five million were its own proprietary branded Cards, and provided more than one hundred million minutes of telecommunications services, during the fiscal year ended June 30, 1998. During the six month period ended December 31, 1998, the Company sold approximately 1.3 million Cards, of which approximately 1 million were its own proprietary branded Cards, and provided approximately twelve million minutes of telecommunications services.

The Company's target markets include ethnic communities with substantial international long distance calling requirements. For the year ended June 30, 1998 and the six month period ended December 31, 1998 approximately 75% and 79% respectively of the Company's total minutes were derived from the sale of international long distance telecommunications services. Retail rates in the international long distance market have declined in recent years and, as competition in this segment of the telecommunications industry continues to intensify, the Company believes that this downward trend in rates is likely to continue. Although there can be no assurance, the Company believes that any reduction in rates will be offset in whole or in part by efficiencies attributable to the planned expansion of the Company's services as well as by lower transmission costs per minute resulting from the Company's increased volume of minutes.

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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

Cards. At the point of sale, the Company had no further obligation with respect to the Cards sold and revenues were recognized upon sale of the Cards.

During the last quarter of fiscal 1998 the Company became predominantly a facilities-based carrier. Under these arrangements the Company negotiated and was responsible to the long distance carriers and platform providers for the long distance usage and related platform fee charges incurred in connection with providing service to the end users. Since the Company was not liable for the usage and platform fees on the underlying traffic until it was consumed by the end user, the Company records all sales as deferred revenue until the time on Cards sold is actually used by the consumer. During the six month period ended December 31, 1998, approximately 77% of the Cards sold by the Company were facilities-based Cards.

Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Net Sales. Net Sales for the three months ended December 31, 1998 decreased by approximately $8,624,282 or 75% from $11,432,730 during the three months ended December 31, 1997 to $2,808,448 for the three months ended December 31, 1998. Two master distributors accounted for approximately 0% and 22% respectively of sales during the three months ended December 31, 1998. The decrease in sales is due primarily to:

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

      3. For the quarter ended December 31, 1998, the Company was not able to market to its distributors products comparable to the products available in the same period in the previous year due to the suspension and repricing of two of the Company's most successful Cards.

In addition to the foregoing, due to the introduction of its branded, facilities-based Cards during the fourth quarter of fiscal 1998, the Company began phasing out the sale of its bundled products, which were no longer competitively priced and which required greater capital resources to market than the facilities-based Cards. Due to liquidity problems, the Company has been unable to continue with establishing its own branded facilities-based Cards.

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

Cost of Sales. The Company's cost of sales for the three months ended December 31, 1998 decreased to approximately $3,394,429 from $10,943,831 for the three months ended December 31, 1997. The decrease of $7,549,402 or 69% was primarily related to the decrease in revenues that the Company experienced in the three months ended December 31, 1998 as compared to the second quarter in the prior year. Cost of sales continued to exceed net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit. For the three months ended December 31, 1998, the Company experienced a gross loss of approximately $585,981 as compared to a gross profit of approximately $488,899 for the three months ended December 31, 1997. The decrease of $1,074,870 was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the initiation of the Company's facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the three months ended December 31, 1998, the Company continued to phase out its bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1998 increased to approximately $1,711,582 from $1,222,451 for the three months ended December 31, 1997. This increase of $489,131 is primarily related to increases in personnel related to the Company's initiation of its facilities-based services, which the Company has been able to fully establish due to liquidity problems.

Loss from Continuing Operations/Net Loss. The Company incurred a loss from continuing operations of approximately $2,297,563 for the three months ended December 31, 1998, as compared to a loss from continuing operations of approximately $733,552 for the three months ended December 31, 1997. This increased loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997

Net Sales. Net Sales for the six months ended December 31, 1998 decreased by approximately $15,964,697 or 65% from $24,613,043 during the six months ended December 31, 1997 to $8,648,346 for the six months ended December 31, 1998. Two master distributors accounted for approximately 13% and 11% respectively of sales during the six months ended December 31, 1998. The decrease in sales is due primarily to:

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

The Company continued phasing out the sale of its bundled products, which were no longer competitively priced and which required greater capital resources to market than the facilities-based Cards, and has not been able to establish the facilities-based cards due to liquidity problems.

Cost of Sales. The Company's cost of sales for the six months ended December 31, 1998 decreased to approximately $9,252,258 from $22,959,045 for the six months ended December 31, 1997. The decrease of $13,706,787 or 60% was primarily related to the decrease in revenues that the Company experienced in the six months ended December 31, 1998 as compared to the first two quarters in the prior year. Cost of sales exceeded net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit. For the six months ended December 31, 1998, the Company experienced a gross loss of approximately $603,912 as compared to a gross profit of approximately $1,653,998 for the six months ended December 31, 1997. The decrease of $2,257,910 or 137% was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the transition of the Company's brands from bundled Cards to facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the six months ended December 31, 1998, the Company phased out its bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired, but could not establish its facilities-based Cards due to liquidity difficulties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1998 increased to approximately $3,404,465 from $2,069,674 for the six months ended December 31, 1997. This increase of $1,334,791 or 64% is primarily related to:

      1. Increases in salaries, wages and personnel-related expenses of approximately $401,000, as the Company's employee base increased from 41 full-time employees to 80, including six part-time employees, by September 30, 1998. The increase in employees was related to an expansion of the Company's internal route distribution network and expanded customer service.

      2. Increases in rent, telephone, general office and non-wage-related customer service expenses of approximately $358,339, which were related to the larger workforce.

      3. Increases in professional fees of approximately $483,120, primarily due to increased corporate consulting fees and legal expenses related to litigation, regulatory filings and financing.

The remaining $92,000 of the increase in selling, general and administrative expenses was caused by immaterial increases in several accounts.

Loss from Continuing Operations. The Company incurred a loss from continuing operations of approximately $4,008,377 for the six months ended December 31, 1998, as compared to a loss from continuing operations of approximately $415,676 for the six months ended December 31, 1997. This loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs, coupled with higher selling, general and administrative expenses incurred during the period.

Loss from Discontinued Operations. The Company incurred no losses from discontinued operations for the six months ended December 31, 1998 as compared to a loss from discontinued operations of $707,615 related to the discontinued operations of the cellular division for the period ended December 31, 1997.

Net Loss. For the six months ended December 31, 1998, the Company realized a total net loss of $4,008,377, as compared to net loss of $1,123,291 for the six months ended September 30, 1997. This loss is due to the lower gross margin on decreased sales coupled with the substantial increase in selling, general and administrative expenses as discussed above.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

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

As previously reported, the Company intended to migrate its traffic to its own facilities, thereby becoming a facilities-based carrier and thereby increasing its cash flow. To date the Company, due to liquidity problems, has been unable to generate or finance sufficient capital to fully implement this strategy. Accordingly, the Company has entered into negotiations with Telephone Electronic Corporation ("TEC"), currently a holder of approximately 22% of the Company's Common Stock, with respect to (i) a working capital facility to enable the Company to meet its current operating expenditures, (ii) a long-term operating agreement pursuant to which the Company's traffic can be originated and terminated through the network facilities of TecNet, Inc., an affiliate of TEC, including the traffic the Company anticipates will be generated as a result of implementation of the Company's offering telecommunication services through the College Enterprises, Inc. on-campus debit card system, and (iii) arrangements to finance the equipment and operations of a point of sale distribution network for the Company's Cards. There can be no assurances that these negotiations will be successful or that TecNet, Inc. will continue to handle traffic for the Company or advance funds for working capital expenditures. Moreover, the Company has accured significant carrier charges with TecNet, Inc. and third party providers which it must satisfy.

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants; (v) the sale of a $100,000 demand promissory note bearing 10% interest per annum; and (vi) the sale of a $200,000 demand promissory note bearing 10% interest per annum, all in offerings exempt from registration under the Securities Act.

The Company has no existing bank lines of credit and has not established any sources for such financing. During June 1998, the Company initiated discussions with several entities regarding short-term financing related to accounts receivable to provide funding for the immediate internal expansion of the business. As of February 18, 1999, no such arrangement has been consummated. The Company believes that such an arrangement can be consummated, but also believes that the potential terms of such an arrangement will be more favorable following the implementation of the additional credit and collection activities discussed in Note 3(b) to the Consolidated Financial Statements. However, there can be no assurance that such funding will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company.

During the six month periods ended December 31, 1998 and 1997, the Company's major components of cash flow were as follows:

                                                  SIX MONTHS ENDED DECEMBER 31,
                                                  ------------------------------
                                                      1998               1997
                                                  -------------      -----------
Net cash used in operating activities .........   $(1,421,575)       $ (811,116)

Net cash used in investing activities .........        (3,675)          (72,442)

Net cash provided by financing activities .....     1,341,550           332,578
                                                  -----------        ----------
Net decrease in cash ..........................   $   (83,700)       $ (550,980)
                                                  ===========        ==========

Net cash used by operating activities during the six months ended December 31, 1998 was $1,421,575 as compared to $811,116 for the six months ended December 31, 1997. The increase of approximately $610,459 was caused by a net loss of $4,008,377 for the six months ended December 31, 1998 as compared to net loss of $1,123,291 for the six months ended December 31, 1997 and an increase in accounts payable and accrued expenses of $2,286,324 for the six months ended December 31, 1998 as compared to an increase of $3,225,110 for the six months ended December 31, 1997.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

During the six months ended December 31, 1998 the Company experienced a much smaller increase in sales and inventory, as compared to the corresponding prior year period.

To date, capital expenditures have not been material. Cash used in investing activities for six month periods ended December 31, 1998 and 1997 related solely to capital expenditures of approximately $3,675 for the six months ended September 30, 1998 and $72,442 for the six months ended December 31, 1997.

Cash provided from financing activities of $1,341,550 during the six month period ended December 31, 1998 consisted of $1,200,000 net proceeds from the Company's sale of the Notes, $67,000 proceeds from the exercise of certain $1.50 Warrants and $100,000 demand note sale less payments of approximately $25,000 related to the Prime Communications, Inc. note payable.

For the six month period ended December 31, 1998, the Company experienced a substantial operating loss of $4,008,377 and used $1,421,575 cash in operating activities. The Company's cash position at December 31, 1998 approximated $25,000 and its working capital deficit approximated $6,073,000. Of the Company's working capital deficit, approximately $823,000 consists of deferred revenue, which represents sales for which provision of the underlying telecommunications service has not yet been rendered or paid for by the Company. This does not represent an immediate cash requirement. However, due to operating losses and the Company's expansion, the Company remains severely undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen. During the six months ended December 31, 1998, the Company has experienced substantial difficulty in making timely payments to its vendors and satisfying other financial obligations, including payments to its landlord, employees and the providers of its telecommunications facilities, professional services and other general corporate services. Because of the lack of liquidity and the difficulty in making payments to the providers of certain telecommunications facilities, the Company has not been able to add the requisite facilities as rapidly as planned, and the Company's sales of Cards has been adversely affected.

The Company continues to negotiate with a shareholder group for a $1.25 million revolving line of credit. There can be no assurance that this line of credit will be available to the Company, or, if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

The Company continued discussions with one of the top outside collection agencies in the United States with respect to collecting overdue accounts, and intends to retain that agency, or another such agency of similar reputation, for that purpose. Costs for collection of such accounts will be on a contingent basis billed to the Company as a percentage of collected funds; therefore, the Company does not expect any cash requirements associated with implementing this program and expects that its liquidity position will improve as a result of its implementation. Concurrently with the foregoing effort, the Company plans to improve its documentation of processes and procedures by developing a formal Credit and Collections Policy including, but not limited to, customer credit file requirements, standard credit application processes and procedures and standard procedures for the collection of past due accounts. The Company believes that the combination of the foregoing actions will result in reduced credit risk to the Company, improved liquidity and enhanced ability to establish an asset-backed working capital credit facility due to the increased quality of the receivables portfolio. Since these planned actions are in an early stage of implementation, it is not possible at this time to estimate the anticipated effects, if any, on sales to current customers.

TEC, a holder of approximately 22% of the Company's issued and outstanding Common Stock, in December, 1998, (i) intervened with certain of the Company's traffic-providers and (ii) through an affiliate, TecNet, Inc., (a) began to originate and terminate domestic and international telecommunications traffic for the Company and (b) lent $200,000 to the Company on a demand basis, thereby reducing the immediate and short-term capital shortfall of the Company. The Company is in the process of negotiating a long-term operating agreement and working capital facility with TEC. However, there can be no assurances that the parties will reach an agreement or that TecNet, Inc. will continue to originate and terminate telecommunications traffic for the Company.

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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                 Item 2. Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
================================================================================

the Company does not anticipate significant expense in ensuring that the Company has adequately provided for any corrections to its existing hardware or software. Furthermore, the Company is currently evaluating an upgrade of its financial and accounting software and has obtained documentation from vendors of such software stating that the Year 2000 Issue has been addressed.

In addition, the Company has begun the process of contacting its key suppliers and other vendors to assure that they have addressed the Year 2000 issue as regards continuing provision of services to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and notes payable at December 31, 1998 and June 30, 1998, respectively, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

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

In October of 1997, the Company initiated a lawsuit against IDT Corporation ("IDT"), CG Com, Inc. ("CG Com"), and Carlos Gomez in the Supreme Court of the State of New York for the County of New York (Index No. 604920/97). The Company initially sought and was granted a temporary restraining order which enjoined CG Com and Carlos Gomez from distributing Prepaid Phone Cards of IDT, a competitor of the Company, which the Company alleged was in violation of an Independent Master Distributor Agreement (the "Distribution Agreement") with the Company which provided for CG Com and Carlos Gomez to act as exclusive distributors of the Company's Prepaid Phone Cards in the state of New York. The Amended Complaint sought preliminary injunctive relief against both CG Com and IDT, which was denied by the court. Subsequently, the Company discontinued the action against Mr. Gomez and CG Com. The action seeks $50 million in damages for tortious interference with the Distribution Agreement against IDT. The Amended Complaint alleges, among other things that IDT entered into its distributorship arrangement with CG Com and Mr. Gomez with full knowledge of the business relationship between the Company and those parties. This matter was settled on or about January 28, 1998 pursuant to a Settlement Agreement with IDT which provides the Company with certain services at rates negotiated between the parties.

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

            None.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                     Part II - Other Information
================================================================================

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to, and voted upon by, the stockholders of the Company in conjunction with the 1998 Annual Meeting of Shareholders held on November 18, 1998 in New York, New York:

      1. The election of four directors to serve until the next Annual Meeting of Shareholders or until their successors shall be duly elected and qualified;

      2.    The approval of an amendment of the Company's Stock Incentive Plan;

      3. The ratification of the appointment of BDO Seidman, LLP ("BDO") as the Company's independent certified public accountants for fiscal 1998; and

      4. The transaction of such other business as may properly come before the Annual Meeting or any adjournment thereof.

      With respect to the election of directors, the Board designated five nominees for election as directors to the Board to serve until the 1999 Annual Meeting or until their successors are duly elected and qualified. The five nominees consisted of Mr. Frank C. Magliato, the Company's Chief Executive Officer and a director, Ms. Amy Newmark, a director, Ms. Lori Ann Perri, a director, Mr. Francis J. Calcagno, a director and Mr. Scott W. Steffey, a director. Ms. Newmark withdrew her nomination prior to the Annual Meeting. The stockholders approved the election of the four remaining nominees to the Board by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, and entitled to vote at the Annual Meeting. Each of the foregoing nominees received the following votes:

       NAME                          FOR               WITHHELD
       ------------------            ---------         --------

       Mr. Frank C. Magliato         5,319,234          40,015

       Ms. Lori Ann Perri            5,319,234          40,025

       Mr. Francis J. Calcagno       5,319,234          40,025

       Mr. Scott W. Steffey          5,319,234          40,025

With respect to the amendment of the Company's Stock Incentive Plan, the Board of Directors adopted an amendment to the Plan increasing the number of shares of Common Stock reserved for issuance under the Plan from 600,000 shares to 1,600,000 shares and recommended approval thereof to the stockholders. The stockholders approved the amendment by the affirmative vote of a majority of the Shares of Common Stock, present, in person or by proxy, and entitled to vote at the Annual Meeting. The proposal received the following votes:

                                     FOR               AGAINST          ABSTAIN
                                     ---------         -------          -------

                                     3,968,261         109,525           17,683

With respect to the appointment of independent auditors for the Company for the 1999 fiscal year, the Board proposed that the stockholders approve the appointment of BDO Seidman, LLP to serve as the independent auditors of the Company for the 1999 fiscal year. BDO Seidman, LLP served as the Company's independent auditors for the 1998 fiscal year. The stockholders approved the appointment by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, at the Annual Meeting. The proposal received the following votes:

                                     FOR               AGAINST          ABSTAIN
                                     ---------         -------          -------

                                     5,319,134          32,615            7,500

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 2-10% Promissory Note.
                  Exhibit 27-Financial Data Schedule.

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

Date:  February 22, 1999               DigiTEC 2000, Inc.
                                       -----------------------------------------
                                       (Registrant)

                                       By: /s/ Frank C. Magliato
                                           -------------------------------------
                                           Frank C. Magliato
                                           Chief Executive Officer, President
                                           and Director

       February 22, 1999               By: /s/ Diego E. Roca
                                           -------------------------------------
                                           Diego E. Roca
                                           Senior Vice President, Chief
                                           Operating Officer, Treasurer, Chief
                                           Financial Officer and Secretary