Form 10-Q
period 1999-03-31
DIGITEC 2000 INC
filed 1999-05-21
CIK 1048729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Common Stock, $.001 par value, 7,058,988 outstanding as of May 13,1999.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                                           Index
================================================================================

Part I - Financial Information

            Item 1. Consolidated Financial Statements (unaudited):

                    Consolidated Balance Sheets as of March 31, 1999
                      and June 30, 1998                                       3

                    Consolidated Statements of Operations (Loss) for the
                      Three and Nine Months ended March 31, 1999 and 1998     4

                    Consolidated Statement of Stockholders' Equity
                      (Deficit) for the Nine Months ended March 31, 1999      5

                    Consolidated Statements of Cash Flows for the
                      Nine Months ended March 31, 1999 and 1998               6

                    Notes to Consolidated Financial Statements             7-14

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   15-21

            Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                              21

Part II - Other Information

            Item 1. Legal Proceedings                                     22-23

            Item 6. Exhibits and Reports on Form 8-K                         24

            Signatures                                                       25

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                                     Consolidated Balance Sheets

ITEM 1. CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                     March 31, 1999  June 30, 1998
                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                              $    183,688    $   108,722
   Accounts receivable, net of allowance for bad debts of
      $1,305,000 and $1,305,000 respectively (Note 3)                     961,011      1,692,222
   Inventory                                                               84,785        393,586
   Prepaid expenses                                                        88,051        123,953
--------------------------------------------------------------------------------------------------
           Total current assets                                         1,317,535      2,318,483
Property and equipment, net                                               156,027        160,040
Customer lists, net of accumulated amortization of $510,417
     and $334,000                                                         481,842        373,882
Carrier deposits and other                                                 78,855        287,385
--------------------------------------------------------------------------------------------------
Total Assets                                                         $  2,034,259    $ 3,139,790
==================================================================================================
Liabilities and Stockholders' Deficit
Current:
   Accounts payable - trade                                          $  7,923,481    $ 1,379,896
   Accounts payable and accrued expenses                                   89,328        464,620
   Payable to Premiere Communications, Inc.                               583,152        597,132
   Accrued legal                                                           75,000        450,188
   Accrued settlement expense (Note 4)                                    139,278        204,126
   Accrued research and development                                       325,000        325,000
   Deferred revenue                                                        91,707        955,117
   Notes payable - current (Notes 8 and 9)                              2,082,032        168,556
   Due to related party (Note 9)                                          100,000
--------------------------------------------------------------------------------------------------
           Total current liabilities                                   11,408,978      4,544,635
Deferred rent                                                              74,556         89,545
--------------------------------------------------------------------------------------------------
           Total liabilities                                           11,483,534      4,634,180
--------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' deficit:
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
      61,050 shares Series A outstanding                                       61             61
   Common stock, $.001 par value, 100,000,000 shares authorized;
      7,058,988 and 6,814,248 shares issued and outstanding,
      respectively                                                          7,059          6,814
   Additional paid-in capital                                          14,591,163     14,174,283
   Accumulated deficit                                                (24,047,558)   (15,675,548)
--------------------------------------------------------------------------------------------------
           Total stockholders' deficit                                 (9,449,275)    (1,494,390)
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                          $  2,034,259    $ 3,139,790
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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Operations

                                                                     (Unaudited)
================================================================================

                                                              For the Three Months Ended         For the Nine Months Ended
                                                                      March 31,                          March 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                 1999            1998              1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $ 1,443,787     $  6,359,998      $10,092,133     $31,166,036
Cost of sales                                                  4,139,457        7,704,321       13,391,715      30,856,362
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                (2,695,670)      (1,344,323)      (3,299,582)        309,674

Selling, general and administrative expenses                   1,667,963        3,057,449        5,072,428       5,021,567
--------------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                            (4,363,633)      (4,401,772)      (8,372,010)     (4,711,893)
--------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Loss from operations of Cellular division (Note 6)                    --               --               --        (527,061)
Loss from operations of World Access (Note 2)                         --               --               --        (105,554)
Loss on disposal of Cellular division                                 --               --               --         (75,000)
--------------------------------------------------------------------------------------------------------------------------------
   Loss from discontinued operations                         $        --               --               --        (707,615)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $(4,363,633)    $ (4,401,772)     $(8,372,010)    $(5,419,508)
================================================================================================================================
Net loss per common share-basic and diluted:
   From continuing operations                                $      (.63)    $       (.73)     $     (1.22)    $      (.80)
   From discontinued operations                                       --               --               --            (.12)
--------------------------------------------------------------------------------------------------------------------------------
                                                             $      (.63)    $       (.73)     $     (1.22)    $      (.92)
================================================================================================================================
Weighted average number of common and
   common equivalent shares outstanding                        6,914,544        5,992,867        6,836,618       5,863,359
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

Nine Months Ended March 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                      Preferred Stock       Common Stock
                                      ----------------    ------------------    Additional      Accumulated   Total stockholders'
                                      Shares    Amount    Shares      Amount  paid-in capital     deficit       equity (deficit)
---------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1998
For the nine months ended             61,050     $61     6,814,248    $6,814    $14,174,283    $(15,675,548)    $(1,494,390)
   December 31, 1998:
   Exercise of Warrants (Note 7)          --      --        44,750        45         67,080              --          67,125
   Warrants accompanying
      10% Notes (Note 8)                  --      --            --        --         50,000              --          50,000
      Stock Issued for purchase of
      assets from Total POS Systems   --      --            200,000       200       299,800              --         300,000
      Net loss                            --      --            --        --             --      (8,372,010)     (8,372,010)
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999               61,050     $61     7,058,998    $7,059    $14,591,163    $(24,047,558)    $(9,449,275)
=================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Nine Months Ended March 31,                                                           1999           1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                       $(8,372,010)    $(5,419,508)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                  176,860         165,544
        Depreciation                                                                   35,921          26,325
        Discount on Notes Payable (Note 8)                                             50,000              --
        Deferred rent                                                                 (14,988)         38,408
        Deferred income                                                              (863,409)             --
        Directors Compensation                                                             --       1,248,000
        (Increase) decrease in:
           Accounts receivable                                                        731,211      (3,029,496)
           Inventory                                                                  308,801        (251,469)
           Prepaid expenses and other assets                                          244,431        (420,896)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                    5,714,276       1,342,654
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities of continuing
                   operations                                                      (1,988,907)     (8,985,746)
                Net cash used in operating activities of discontinued operations           --        (448,874)
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                              (1,988,907)     (9,434,620)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                               (16,726)        (72,442)
--------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by investing activities                   (16,726)        (72,442)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of Note Payable                                                          (25,574)             --
   Note Payable Auto                                                                    4,049          22,699
   Proceeds from issuance of 10% Notes (Note 8)                                     1,200,000              --
   Proceeds from exercise of warrants                                                  67,125       2,935,876
   Proceeds from investment by Premiere Communications, Inc.                               --       6,105,000
   Proceeds from related party transaction                                            100,000              --
   Proceeds from issuance of Promissory Notes to TECNet, Inc.                         735,000              --
--------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                           2,080,600       9,063,575
--------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                   74,967        (443,487)
Cash, beginning of period                                                             108,722         727,197
--------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $   183,689     $   283,710
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

1.    Summary of Significant Accounting Policies

(a)   Liquidity and Basis of Presentation

      The accompanying Consolidated Financial Statements of DigiTEC 2000, Inc. and Subsidiary (formerly Promo Tel, Inc.) (the "Company"), have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, reduce its costs of providing long distance service, develop its collections tactics, develop market share and achieve profitable operations thereon, and the ability to generate sufficient cash flow from operations and financing sources to meet obligations. During the three quarters of fiscal 1999, the Company issued $1.2 million of its 10% six-month notes (the "Six Month Notes") with accompanying warrants and borrowed an additional $835,000 on a demand basis. The majority of the proceeds was used to make payments to providers of telecommunications facilities or to satisfy existing financial obligations, and the Company remains severely undercapitalized. The Six Month Notes matured during March, 1999 and pursuant to agreement with the holders thereof the Six Month Notes have been extended for two years from the original maturity (See Note 10, "Subsequent Events".)

      As previously reported, the Company intended to migrate its traffic to its own facilities, thereby becoming a facilities-based carrier and thereby increasing its cash flow. To date the Company, due to liquidity problems, has been unable to generate or finance sufficient capital to fully implement this strategy. Accordingly, the Company continues negotiate with Telephone Electronic Corporation ("TEC"), currently a holder of approximately 22% of the Company's Common Stock, with respect to (i) a working capital facility to enable the Company to meet its current operating expenditures, (ii) a long-term operating agreement pursuant to which the Company's traffic can be originated and terminated through the network facilities of TecNet, Inc., an affiliate of TEC, including the traffic the Company anticipates will be generated as a result of implementation of the Company's offering telecommunication services through the College Enterprises, Inc. on-campus debit card system, and
      (iii) arrangements to finance the equipment and operations of a point of sale distribution network for the Company's Cards. There can be no assurances that these negotiations will be successful or that TecNet, Inc. will continue to handle traffic for the Company or advance funds for working capital expenditures. Moreover, the Company has accured significant carrier charges with TecNet, Inc. and third party providers which it must satisfy. The Company has borrowed a total of $735,000 through March 31, 1999 from TecNet, Inc. pursuant to demand promissory notes bearing interest at 10% per annum.

      As a result of the Company's review of its selling, general and administrative expenses, it has targeted cost reductions and reduced cash needs of approximately $2,000,000 during the last three quarters of the 1999 fiscal year. To date, during fiscal 1999, the Company has reduced its workforce by a total of 21 full-time employees, two of whom were hired during fiscal 1999, and reduced the working hours of certain other hourly-compensated personnel. In addition, the Company has consolidated its executive offices with the intention to sublet a significant portion of the space originally occupied by the Company. The Company projects approximately $600,000 of an annual revenue from this subletting, thereby in large part offsetting its lease expense. There can be no assurance that further progress toward achievement of these objectives will be made or that acceptable alternatives will be found.

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

(d)   Principles of Consolidation

      The Consolidated Financial Statements include the accounts of the Company and, from March 4, 1999, its wholly owned subsidiary POS TEC Systems, LLC. All significant intercompany balances have been eliminated. (See Note 6, "Acquisition of Assets".)

      The Consolidated Financial Statements and related notes thereto as of March 31, 1999 and for the nine and three months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein. These adjustments consist solely of normal recurring accruals. The Consolidated Balance Sheet for June 30, 1998 was derived from the audited Consolidated Financial Statements and the Consolidated Balance Sheet for March 31, 1998 was derived from the unaudited Consolidated Financial Statements included in the Company's Annual Report on Amendment No. 1 to Form 10-K/A for the period ended June 30, 1998. These interim financial statements should be read in conjunction with that report. The interim results are not necessarily indicative of the results for any future periods.

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

(c) During September, 1998, the Company issued $1,200,000 of the Six Month Notes with warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), subject to certain adjustments. The $2.375 Warrants are exercisable for

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

      five years from the date of issuance. The exercise price under the $2.375 Warrants was set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, with related party investments totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D. See Note 8, "Issuance of 10% Six-Month Notes with Warrants." The Six Month Notes and Warrants were amended as of the original maturity date of the Notes. (See Note 10, "Subsequent Events")

3.    Concentrations of Credit Risk

      The Company experiences risk concentration due to geographic and customer concentrations and a limited number of suppliers.

(a)   Geographic Concentration of Sales

      The Company currently distributes and markets its Cards primarily in the New York/New Jersey metropolitan area (the "Metro Area"). The Company sells Cards in 29 states, Puerto Rico and the U.S. Virgin Islands. The Metro Area sales accounted for approximately 81% and 84% of the Company's total sales for the quarters ended December 31, 1998 and March 31, 1999, respectively. No other areas accounted for more than 10% of the Company's sales.

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

      The Company has engaged one of the top outside collection agencies in the United States with respect to collecting overdue accounts. Costs for collection of such accounts will be on a contingent basis billed to the Company as a percentage of collected funds. The Company does not expect any cash requirements associated with implementing this program and expects that its liquidity position will improve as a result of its implementation. Concurrently with the foregoing effort, the Company plans to improve its documentation of processes and procedures by developing a formal Credit and Collections Policy including, but not limited to, customer credit file requirements, standard credit application processes and procedures and standard procedures for the collection of past due accounts. The Company believes that the combination of the foregoing actions will result in reduced credit risk to the Company, improved liquidity and enhanced ability to establish an asset-backed working capital credit facility due to the increased quality of the receivables portfolio. Since these planned actions are in an early stage of implementation, it is not possible at this time to estimate the anticipated effects, if any, on sales to current customers.

(c)   Concentration of Suppliers of Telecommunications Services

      Prior to June 30, 1998, the Company purchased its long distance services primarily from three suppliers of bundled Cards, Frontier Communications, Inc. ("Frontier"), Premiere Communications, Inc. ("Premiere") and ATI Telecom, Inc. ("ATI"). For the year ended June 30, 1998, Frontier accounted for approximately 35%, Premiere accounted for approximately 43% and ATI accounted for approximately 14%, respectively, of those services. During the nine month period ended March 31, 1999, none of these suppliers accounted for more than 10% of purchases of long distance services. During the nine month period ended March 31, 1999, TecNet, Inc., an affiliate of TEC, and Allied Communications Holdings ("Allied") became key suppliers of facilities-based services to the Company, providing approximately 28% and 22% of total communications services purchased by the Company. No other supplier accounted for more than 10% of such purchases. As of March 31, 1999, the amounts of accounts payable to TecNet, Inc., Frontier, Premiere, ATI and Allied were approximately $3,789,740, $0, $583,152, $243,015 and $0, respectively.

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

5.    Settlement of Promissory Note with Frontier

      In June, 1998, the Company was served with a Summons and Motion for Summary Judgment by Frontier seeking judgment on a promissory note (the "Frontier Note") issued by the Company for $893,061 in connection with Frontier's termination of its Card division. The outstanding amount on the Frontier Note as of June 30, 1998 was reflected in accounts payable of the Company with a balance of approximately $502,000. During August, 1998, the Company negotiated a settlement with Frontier for $200,000. The Company satisfied the settlement in September, 1998 and as a result, a security interest held by Frontier against certain assets of the Company was removed. This recovery was recognized during the quarter ended September 30, 1998.

6.    Acquisition of Assets.

      On March 4, 1999, the Company acquired certain point of sale assets of Total POS Solutions, a Texas limited liability company through its wholly owned subsidiary, POS TEC Systems, LLC, a Delaware limited liability company, in exchange for 200,000 shares of the Company's Common Stock. The assets acquired consisted of primarily of a number of Reseller Agreements and Pre-paid Long Distance Reseller Agreements pursuant to which cards are distributed and activated in retail stores.

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

8.    Issuance of 10% Six-Month Notes with Warrants

      During September, 1998, the Company issued the Six Month Notes with accompanying $2.375 Warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share, subject to certain adjustments. The $2.375 Warrants are exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants was set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, with related party investments totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants was exempt from registration under the Securities Act pursuant to Regulation D. The Six Month Notes and the $2.375 Warrants were amended and exchanged as of the original maturity dates of the Six Month Notes (See Note 10, "Subsequent Events").

      The $2.375 Warrants are detachable from the Notes. The amounts attributable to the debt and the purchase warrants were computed based upon the relative values of the two securities at the time of issuance. Accordingly, the value of the $2.375 Warrants was calculated as the difference between the Net Present Value ("NPV") of the known series of

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

      cash flows associated with the Six Month Notes using the 10% interest rate of the Notes and the NPV of the same series of cash flows using a market-based rate of 19%. The latter rate was determined based upon several quotations to the Company by non-affiliated potential lenders during arms-length negotiations of potential financing arrangements. The value of the $2.375 Warrants so calculated was approximately $50,000, which was recorded as additional paid-in-capital. The related $50,000 discount on notes payable was being amortized commencing September 15, 1998 over the six-month life of the Six Month Notes, approximately $29,167, during the first nine months of fiscal 1999. As a result of the amendment and exchange of the Six Month Notes and $2.375 Warrants, the related discount on notes payable will be adjusted for the new life of the New Notes and the value of the New Warrants, each as defined below, for the following fiscal quarters.

9.    Due to Related Party

      In December, 1998, TecNet, Inc., an affiliate of Telephone Electronic Corporation ("TEC"), entered into an arrangement with the Company pursuant to which it assumed certain carrier charges. In addition, TecNet, Inc. has since November, 1999 provided carrier services to the Company without current payment. At March 31, 1999, total carrier charges due to third parties were $5,673,914, including carrier charges due to TecNet, Inc., of $3,789,740.

      On November 2, 1998, Ms. Doreen Porecca, Mr. Magliato's mother in-law, lent the Company an additional $100,000 on a demand basis bearing interest at ten percent per annum.

      From February 16, 1999 through March 31, 1999, TecNet, Inc. lent the Company an aggregate of $735,000 pursuant to demand notes bearing interest at 10% per annum. (See Note 10, "Subsequent Events") The temporary borrowings by the Company are being used to finance current expenditures pending negotiations of an agreement to provide interim financing of current operations while the Company establishes its point of sales business through its new subsidiary, initiates activities under its letter agreement with College Enterprises, Inc. ("CEI") pursuant to which the Company will offer telecommunication services through the CEI network and implements it's new card program. There are no assurances that the Company will successfully conclude the negotiations or that the point of sale and CEI activities or the new card program will be successfully implemented.

10.   Subsequent Events

      In May, 1999, the Company's 10% Six Month Notes and $2.375 Warrants were exchanged, as of the original maturity date of such notes, for two year promissory notes (the "New Notes") in the same principal amounts bearing interest at 10% per annum which notes are payable interest only for the first four calendar quarters and interest plus 25% of principal for the four following calendar quarters and are convertible into Common Stock of the Company at $1.10 per share, together with Warrants to purchase a total of 1,800,000 shares of the Company's Common Stock at $1.10 per share (the "New Warrants").

      Since March 31, 1999, the Company has issued additional 10% Promissory Notes to TecNet, Inc. in the principal amount of $492,415.

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

The Company commenced operations under present management in 1995 to capitalize upon opportunities in the prepaid phone card sector of the long distance telecommunications market. The Company's prepaid telephone calling cards ("Cards") provide consumers with a competitive alternative to traditional calling cards and pre-subscribed long distance telecommunications services. The Company's total revenues were $35,032,533, $26,027,909 and $17,425,199, and its net losses were $11,996,759, $3,549,514 and $129,275, for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, after losses from discontinued operations of $813,178, $1,069,261 and $0, respectively. The Company sold approximately six million Cards, of which approximately five million were its own proprietary branded Cards, and provided more than one hundred million minutes of telecommunications services, during the fiscal year ended June 30, 1998. During the nine month period ended March 31, 1999, the Company sold approximately 1.4 million Cards, of which approximately 1.1 million were its own proprietary branded Cards, and provided approximately thirty-five million minutes of telecommunications services.

The Company's target markets include ethnic communities with substantial international long distance calling requirements. For the year ended June 30, 1998 and the nine month period ended March 31, 1999 approximately 75% and 79% respectively of the Company's total minutes were derived from the sale of international long distance telecommunications services. Retail rates in the international long distance market have declined in recent years and, as competition in this segment of the telecommunications industry continues to intensify, the Company believes that this downward trend in rates is likely to continue. Although there can be no assurance, the Company believes that any reduction in rates will be offset in whole or in part by efficiencies attributable to the planned expansion of the Company's services as well as by lower transmission costs per minute resulting from the Company's increased volume of minutes.

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

During the last quarter of fiscal 1998 the Company became predominantly a facilities-based carrier. Under these arrangements the Company negotiated and was responsible to the long distance carriers and platform providers for the long distance usage and related platform fee charges incurred in connection with providing service to the end users. Since the Company was not liable for the usage and platform fees on the underlying traffic until it was consumed by the end user, the Company records all sales as deferred revenue until the time on Cards sold is actually used by the consumer. During the nine month period ended March 31, 1999, approximately 74% of the Cards sold by the Company were facilities-based Cards.

Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Sales. Net Sales for the three months ended March 31, 1999 decreased by approximately $4,916,211 or 77% from $6,359,998 during the three months ended March 31, 1998 to $1,443,787 for the three months ended March 31, 1999. The decrease in sales is due primarily to:

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

      3. The Company continued to be unable to market to its distributors products comparable to the products available in the same period in the previous year due to the suspension and repricing of two of the Company's most successful Cards.

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

Cost of Sales. The Company's cost of sales for the three months ended March 31, 1999 decreased to approximately $4,139,457 from $7,704,321 for the three months ended March 31, 1998. The decrease of $3,564,864 or 46% was primarily related to the decrease in revenues that the Company experienced in the three months ended March 31, 1999 as compared to the third quarter in the prior year. Cost of sales continued to exceed net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit. For the three months ended March 31, 1999, the Company experienced a gross loss of approximately $2,695,670 as compared to a gross loss of approximately $1,344,323 for the three months ended March 31, 1998. The increase of $1,351,347 was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the initiation of the Company's facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the three months ended March 31, 1999, the Company completed its phase out bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 decreased to approximately $1,667,963 from $3,057,449 for the three months ended March 31, 1998. This decrease of $1,389,486 is primarily related to decreases in personnel instituted by the Company.

Loss from Continuing Operations/Net Loss. The Company incurred a loss from continuing operations of approximately $4,363,633 for the three months ended March 31, 1999, as compared to a loss from continuing operations of approximately $4,401,772 for the three months ended March 31, 1998. The loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs but is offset by reductions in Selling, General and Adminstrative Expenses.

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

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31,
1999

Net Sales. Net Sales for the nine months ended March 31, 1999 decreased by approximately $20,073,905 or 64% from $31,166,036 during the nine months ended March 31, 1998 to $10,092,133 for the nine months ended March 31, 1999. Two master distributors accounted for approximately 20% and 16% of sales during the nine months ended March 31, 1999. The decrease in sales is due primarily to:

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

Cost of Sales. The Company's cost of sales for the nine months ended March 31, 1999 decreased to approximately $13,391,715 from $30,856,362 for the nine months ended March 31, 1998. The decrease of $17,464,647 or 57% was primarily related to the decrease in revenues that the Company experienced in the nine months ended March 31, 1999 as compared to the first two quarters in the prior year. Cost of sales exceeded net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit. For the nine months ended March 31, 1999, the Company experienced a gross loss of approximately $3,299,582 as compared to a gross profit of approximately $309,674 for the nine months ended March 31, 1999. The decrease of $3,609,256 or 1,166% was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the transition of the Company's brands from bundled Cards to facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the nine months ended March 31, 1999, the Company phased out its bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired, but could not establish its facilities-based Cards due to liquidity difficulties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 1999 increased to approximately $5,072,428 from $5,021,567 for the nine months ended March 31, 1998. This increase of $50,861 or 1% is primarily related to:

      1. Increases in salaries, wages and personnel-related expenses of approximately $443,123, as the Company's employee base peaked at 80 full-time employees prior to being reduced to 50.

      2. Increases in rent, telephone, general office and non-wage-related customer service expenses of approximately $462,283, which were related to the larger workforce.

      3. Increases in professional fees of approximately $408,322, primarily due to increased corporate consulting fees and legal expenses related to litigation, regulatory filings and financing.

These increases were offset by a decrease in directors compensation of $1,248,000, which amount represented a one-time noncash charge relating the grants of options and a decrease in promotion and advertising expenses of $648,970.

Loss from Continuing Operations. The Company incurred a loss from continuing operations of approximately $8,372,010 for the nine months ended March 31, 1999, as compared to a loss from continuing operations of approximately $4,711,893 for the nine months ended March 31, 1998. This loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs, coupled with the write off of $495,312 of amounts related to cancelled Card print jobs and expired Cards previously purchased.

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

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants which have been exchanged for two year promissory notes and the Warrants; (v) the sale of a $100,000 demand promissory note bearing 10% interest per annum; and (vi) the sale of an aggregate of $1,227,415 in demand promissory notes bearing 10% interest per annum (including sales of $492,415 of principal amount of notes since March 31, 1999), all in offerings exempt from registration under the Securities Act.

The Company has no existing bank lines of credit and has not established any sources for such financing. During June 1998, the Company initiated discussions with several entities regarding short-term financing related to accounts receivable to provide funding for the immediate internal expansion of the business. As of May 18, 1999, no such arrangement has been consummated. The Company believes that such an arrangement can be consummated, but also believes that the potential terms of such an arrangement will be more favorable following the implementation of the additional credit and collection activities discussed in Note 3(b) to the Consolidated Financial Statements. However, there can be no assurance that such funding will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company.

During the nine month periods ended March 31, 1999 and 1998, the Company's major components of cash flow were as follows:

                                                    NINE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                      1999               1998
                                                  -------------      -----------
Net cash used in operating activities .........   $(1,988,907)      $(9,434,620)

Net cash used in investing activities .........       (16,726)          (72,442)

Net cash provided by financing activities .....     2,080,600       $ 9,063,575
                                                  -----------        ----------
Net increase in cash ..........................   $    74,967       $  (443,487)
                                                  ===========        ==========

Net cash used by operating activities during the nine months ended March 31, 1999 was $1,988,907 as compared to $9,434,620 for the nine months ended March 31, 1998. The decrease of approximately $7,445,713 was caused by a net loss of $8,372,010 for the nine months ended March 31, 1999 as compared to net loss of $5,419,508 for the nine months ended March 31, 1998 and an increase in accounts payable and accrued expenses of $5,714,276 for the nine months ended March 31, 1999 as compared to an increase of $1,342,654 for the nine months ended March 31, 1998.

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

During the nine months ended March 31, 1999 the Company experienced a much smaller increase in sales and inventory, as compared to the corresponding prior year period.

To date, capital expenditures have not been material. Cash used in investing activities for nine month periods ended March 31, 1999 and 1998 related solely to capital expenditures of approximately $16,726 for the nine months ended March 31, 1999 and $72,442 for the nine months ended March 31, 1998.

Cash provided from financing activities of $2,080,600 during the nine month period ended March 31, 1999 consisted of $1,935,000 net proceeds from the Company's sale of the Notes, $67,000 proceeds from the exercise of certain $1.50 Warrants and $147,000 demand note sales less payments of approximately $25,000 related to the Prime Communications, Inc. note payable.

For the nine month period ended March 31, 1999, the Company experienced a substantial operating loss of $8,372,010 and used $1,988,907 cash in operating activities. The Company's cash position at March 31, 1999 approximated $183,689 and its working capital deficit approximated $10,091,443. Of the Company's working capital deficit, approximately $91,707 consists of deferred revenue, which represents sales for which provision of the underlying telecommunications service has not yet been rendered or paid for by the Company. This does not represent an immediate cash requirement. However, due to operating losses and the Company's expansion, the Company remains severely undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen. During the nine months ended March 31, 1999, the Company has experienced substantial difficulty in making timely payments to its vendors and satisfying other financial obligations, including payments to its landlord, employees and the providers of its telecommunications facilities, professional services and other general corporate services. Because of the lack of liquidity and the difficulty in making payments to the providers of certain telecommunications facilities, the Company has not been able to add the requisite facilities as rapidly as planned, and the Company's sales of Cards has been adversely affected.

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

The Company has engaged one of the top outside collection agencies in the United States with respect to collecting overdue accounts. Costs for collection of such accounts will be on a contingent basis billed to the Company as a percentage of collected funds. The Company does not expect any cash requirements associated with implementing this program and expects that its liquidity position will improve as a result of its implementation. Concurrently with the foregoing effort, the Company plans to improve its documentation of processes and procedures by developing a formal Credit and Collections Policy including, but not limited to, customer credit file requirements, standard credit application processes and procedures and standard procedures for the collection of past due accounts. The Company believes that the combination of the foregoing actions will result in reduced credit risk to the Company, improved liquidity and enhanced ability to establish an asset-backed working capital credit facility due to the increased quality of the receivables portfolio. Since these planned actions are in an early stage of implementation, it is not possible at this time to estimate the anticipated effects, if any, on sales to current customers.

TEC, a holder of approximately 22% of the Company's issued and outstanding Common Stock, in December, 1998, (i) intervened with certain of the Company's traffic-providers and (ii) through an affiliate, TecNet, Inc., (a) continues to originate and terminate domestic and international telecommunications traffic for the Company and (b) lent $1,227,415 to the Company on a demand basis through May 14, 1999, thereby reducing the immediate and short-term capital shortfall of the Company. The Company is in the process of negotiating a long-term operating agreement and working capital facility with TEC. However, there can be no assurances that the parties will reach an agreement or that TecNet, Inc. will continue to originate and terminate telecommunications traffic for the Company and purchase demand notes of the Company.

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

In addition, the Company continues the process of contacting its key suppliers and other vendors to assure that they have addressed the Year 2000 issue as regards continuing provision of services to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and notes payable at March 31, 1999 and June 30, 1998, respectively, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

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

The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v Digitec 2000, Inc., in the United States District Court for the Southern District of New York, seeking payment for approximately $1.36 million of telecommuncation services provided to the Company by Qwest. The parties have exchanged draft settlement agreements pursuant to which the Company would pay in nine monthly installments commencing October 1, 1999 a total of $887,174 and TecNet, Inc would satisfy the remaining $489,874. There are no assurances that the proposed settlement will be consummated. If the proposed settlement is not consummated, the Company will vigorously defend the action.

On March 10, 1999, the Company was served with a Motion for Summary Judgement by Prime Communications (NY) Inc. ("Prime") in a case entitled Prime Communications
(NY), Inc v Digitec 2000, Inc. in the Supreme Court of the State of New York, County of Suffolk seeking judgement on a promissory note issued by the Company for $147,000, which note was issued in connection with the acquisition of certain assets from Prime. The outstanding amount on the note is approximately $121,425. The Company has countermoved against Prime alleging failure of Prime to deliver the contemplated consideration and seeks damages against Prime. The Company and Prime are currently negotiating a settlement of the matter.

ITEM 2.     CHANGES IN SECURITIES

As of March 1999, the Company exchanged its 10% Six Month Notes and accompanying warrants providing for the purchase of 600,000 shares of its Common Stock at $2.37 a share for two year promissory notes and accompanying Warrants to purchase 1,800,000 shares of Common Stock at a purchase price of $1.10 per share. The new notes bear interest at 10% per annum and are payable interest only for the first four calendar quarters and interest and 25% of principal for the second four calendar quarters. The Warrants are exercisable in whole or in part prior to March, 2003. The exchange was carried pursuant to an exemption from registration under the Securities Act of 1933, as amended, provided by Regulation D.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Company's 10% Six Month Notes in the principal amount of $1,200,000 were not paid at maturity. Accrued interest was paid on such notes soon after maturity. The Notes with the accompanying Warrants were exchanged for new notes and warrants thereby curing the default (See Note 10 to the accompanying Consolidated Financial Statements).

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

                                                     Part II - Other Information
================================================================================

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 2.1 Asset Purchase Agreement, dated as of February 24, 1999, among DigiTEC 2000, Inc., Pos Tec Systems, LLC and Total POS Solutions, LLC.
                          10.1-10% Promissory Note (Tec Net, Inc.)
                          10.2 Note and Warrant Exchange Letter
                  Exhibit 27-Financial Data Schedule.

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

Date:  May 21, 1999                    DigiTEC 2000, Inc.
                                       -----------------------------------------
                                       (Registrant)

                                       By: /s/ Frank C. Magliato
                                           -------------------------------------
                                           Frank C. Magliato
                                           Chief Executive Officer, President
                                           and Director

       May 21, 1999                    By: /s/ Diego E. Roca
                                           -------------------------------------
                                           Diego E. Roca
                                           Senior Vice President, Chief
                                           Operating Officer, Treasurer, Chief
                                           Financial Officer and Secretary