Form 10-K405
period 1999-06-30
DIGITEC 2000 INC
filed 1999-11-05
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the fiscal year ended: June 30, 1999   Commission file number: 000-23291

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's Common Stock, par value $.001 per share (the "Common Stock"), held by non-affiliates of the Registrant was $5,398,329 on October 25, 1999, based on the closing sale price of the Common Stock on the Over The Counter (Bulletin Board) market on that date.

The number of outstanding shares of the Registrant's Common Stock as of October 25, 1999 was 7,058,998.

                -------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's Definitive Proxy Statement (as defined in Part III herein) for its Annual Meeting of Stockholders scheduled to be held on December 9, 1999.

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

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K for the year ended June 30, 1999 is forward-looking, such as information relating to the plans of Digitec 2000, Inc. (the "Company") to become a sales, marketing and distribution company for providers of telecommunications services in lieu of the Company's previously announced plans to become a facilities-based carrier, the expected effects of this transition and timing thereof upon the Company's margins and cash flow, and competition in the marketplace for the Company's products. Such forward-looking information involves important factors that could significantly affect expected results in the future and potentially cause them to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, but are not limited to, uncertainties relating to general economic conditions, government regulatory and taxation policies, pricing and availability of underlying telecommunications services provided to the Company by its suppliers, technological developments and changes in the competitive environment in which the Company operates. Each such forward-looking statement is qualified by reference to the following cautionary statements.

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

                                     PART I

Item 1.  Business

Overview

      Digitec 2000, Inc. (the "Company") is engaged in the creation, distribution, marketing and management of consumer prepaid utility telephone cards ("Prepaid Phone Cards" or "Cards"). The Company commenced operations under the present management in 1995 to capitalize upon opportunities in the Prepaid Phone Card sector of the long distance telecommunications market. The Company's Prepaid Phone Cards provide consumers with a competitive alternative to traditional pre-subscribed long distance telecommunications services. The Company's principal products are the F/X (R) series ("F/X (R)") and the DIRECT
(R) series ("DIRECT (R)") of Cards, which were introduced in May and December of 1996, respectively. The Company's Prepaid Phone Cards are marketed through an extensive network of distributors, and the Company estimates that its products are currently available in approximately 20,000 independent retail locations. The Company's total revenues were $26,027,909, $35,032,533 and $10,394,558 and its net losses were $3,549,514, $11,996,759 and $13,566,927 for the fiscal years ended June 30, 1997, 1998 and 1999, respectively, after losses from discontinued operations of $1,069,261, $813,178 and $0, respectively.

      The Company markets its Prepaid Phone Cards as a convenient and competitive alternative to credit cards and conventional coin and collect long distance services. The Company's target markets include ethnic communities with substantial international long distance usage. For the year ended June 30, 1999, approximately 65% of the Company's total minutes were derived from the sale of international long distance telecommunications services. The Company believes that consumers typically use F/X(R) and DIRECT(R) Cards as their primary means of making long distance calls due to (i) competitive rates, (ii) reliable service, (iii) convenience and (iv) the inability of a portion of the Company's end users to attain the credit necessary to have pre-subscribed or other types of postpaid long distance service.

      Brand awareness is important to commercial success in the intensely competitive Prepaid Phone Card market. The Company has developed and promoted its brand awareness by the design of its Cards as well as the high level of service provided to the users of its Cards. The Company currently distributes and markets its Prepaid Phone Cards through (i) approximately 100 distributors in 29 states, Puerto Rico, Mexico and the U.S. Virgin Islands, reaching an estimated additional 17,000 retail locations, (ii) its wholly owned point of sale subsidiary, POS TEC Systems, LLC ("PTS"), and (iii) the Company's own route distribution department. The Company's route distribution department is comprised of 17 field representatives and one field sales manager servicing over 3,000 retail locations primarily in the New York/New Jersey metropolitan area (the "Metro Area").

      The F/X(R) and DIRECT(R) Card users are provided with access to local, domestic long distance and international telephone services through toll-free and local access calls directed to call processing platforms operated by TecNet, Inc. ("TecNet"), a wholly owned subsidiary of Telephone Electronics Corporation ("TEC"), the holder of approximately 21% of the Company's Common Stock. Formerly, the Company used the platforms of Allied Communications Holdings, LLC ("Allied"), Innovative Telecom Corporation ("Innovative") and Premiere Communications, Inc. ("Premiere"). The customer can use Prepaid Phone Cards at any touch tone telephone simply by dialing the toll-free or local access number, followed by a Personal Identification Number ("PIN") assigned to each Card and the telephone number the customer wishes to reach. Prior to connection, the caller is informed of the remaining dollar balance on the Card and the number of minutes available for usage. Processed calls are switched by the platform providers to long distance and local carriers for completion, and the Cards' remaining balance is debited for the cost of the call.

      As previously reported, the Company initiated a strategy of becoming a facilities based carrier in April, 1998. To accomplish this strategy the Company migrated its brands to dedicated platforms. However, because the Company was unable to fund carrier deposits and prepay for telecommunications services, the Company was unable to secure sufficient network facilities and competitive rates, with the result that the Company was unable to market its new facility-based Cards as quickly as planned and was forced to accept returns of Cards due to the failure of the Cards to properly process calls. The liquidity difficulties of the Company were further aggrevated by the returns of Cards and loss of control of processed call minutes. Accordingly, in November, 1998, due to network and liquidity problems, including those caused by the termination and repricing of the Company's Cards by Premiere (See "Company History"), which prevented the Company from implementing its strategy of becoming a facilities-based carrier, the Company initiated its current strategy to become a sales, marketing and distribution company for significant providers of telecommunication services. In this connection, the Company has been advanced both significant telecommunications services and funds by TecNet to finance its operations during this transition period. The Company will continue to be dependent upon TecNet until it fully implements its new strategy and has profitable operations. TecNet is not obligated by any written agreement to continue advancing telecommunication services or funds to the Company.

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

      The Company was able to negotiate fair and competitive rates from its bundled product providers. However, last year the Company desired to lessen its dependence on such providers and to obtain more competitive rates for its long distance service through the use of facilities dedicated to the Company's use, thereby becoming a facilities-based carrier and thereby increasing its cash flow. The Company began to implement its strategy to become a facilities-based carrier on March 13, 1998, when it entered into a Services Agreement with Innovative, pursuant to which Innovative agreed to provide processing services for the Company's Prepaid Phone Cards utilizing Innovative's switching facilities and platforms located at 60 Hudson Street, New York, NY (the "Hudson Street Facility"). When the Company was unsuccessful in implementing its facilities-based carrier strategy, it continued to sell bundled cards in connection with implementing its new strategy through the Hudson Street Facility. Subsequent to the Services Agreement expiring, a wholly owned subsidiary of TecNet acquired substantially all of the assets of Innovative and the Company continues to process its bundled Cards primarily through the Hudson Street Facility. At fiscal year-end of 1999 the Company was processing a majority of its minutes through the Hudson Street Facility.

      Due to continuing network and ensuing liquidity problems, the Company determined in fiscal 1999 to implement a strategy of becoming a sales, marketing and distribution company for facilities-based carriers. This strategy was facilitated by TecNet's ability to allow the Company to implement its new strategy without further disruption of services. In addition, the Company is in negotiations with TecNet for (i) a long-term operating agreement pursuant to which the Company's traffic can be originated and terminated through the network facilities of TecNet, and (ii) arrangements to finance point of sale ("POS") equipment and operations of a POS distribution network for sale of the Company's Cards through PTS. There can be no assurances that these negotiations will be successful or that TecNet will continue to handle traffic for the Company or advance funds for working capital expenditures. As of June 30, 1999, the Company has accrued $4,391,167 for telecommunication services and $547,028 for bundled cards with TecNet and borrowed a total of $1,884,190 from TecNet pursuant to demand promissory notes bearing interest at ten percent per annum.

      Based on the Company's analysis, the Company's total cost per call using dedicated facilities would be less than the cost under the bundled Card product, except that the Company must rely on third parties to accurately process and monitor the minutes processed at a facility. The Company has determined that by implementing its new strategy of selling bundled cards for TecNet, a significant telecommunications service provider, it will provide the Company with additional margin and more competitive products. There can be no assurances that the Company will be able to successfully implement its strategy. See "Growth Strategy".

      The multi-billion dollar U.S. long distance telecommunications industry is dominated by the nation's three largest long distance providers, AT&T, MCI Worldcom and Sprint, which together generated a significant majority of the aggregate revenues of all U.S. long distance interexchange carriers. Other long distance companies, some with national capabilities, accounted for the remainder of the market. Based on published Federal Communications Commission ("FCC") estimates, toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to over $100 billion in 1999. The aggregate market share of all interexchange carriers other than AT&T, MCI Worldcom and Sprint has grown from 2.6% in 1984 to approximately 40% in 1999. During the same period, the market share of AT&T declined from approximately 90% to approximately 40%. The Company believes that these trends in the telecommunications market have created opportunities for the growth of niche market telecommunications providers such as the Company.

      The market for Prepaid Phone Cards has grown substantially, from an estimated $25 million in 1992 to an estimated $2.5 billion in 1999, making it one of the fastest growing segments of the telecommunications industry. Based on industry reports, the market is expected to grow to approximately $5 billion by 2000. The Company has identified three distinct divisions of the Prepaid Phone Card market. These three divisions are utility card products, which are Prepaid Phone Cards sold in the retail market to consumers and businesses, corporate/affinity Card products and promotional Card products. The Company intends to continue to concentrate its efforts in the utility Card market, and, as part of its growth strategy, is expanding into the corporate/affinity market.

      The Company's principal executive offices are located at 8 West 38th Street, New York, New York, 10018, and its telephone number is (212) 944-8888.

Growth Strategy

      The Company intends to capitalize on the growth opportunities within the Prepaid Phone Card market using: (i) TecNet's network facilities and economies of scale; (ii) brand awareness of the Company's established Cards; (iii) the Company's position as a significant conduit of telecommunications traffic to various international destinations; (iv) the Company's distribution network through which the Company can market, distribute and sell new and existing products; and (v) the Company's experience in identifying and marketing to ethnic communities and other consumers in the United States with significant long distance usage requirements.

      The Company has identified the following short-term goals: (i) reduce its costs of providing services as a percentage of sales, which will allow the Company both to begin to achieve gross margins and to increase its competitiveness in the marketplace; (ii) improve its cash generated from operations; and (iii) increase its existing revenue base by increasing its market share in existing geographic markets and penetrating new geographic markets.

The Company has identified the following strategies in conjunction those goals:

      1. Telecommunications Services. The Company is negotiating with TecNet to upgrade TecNet's existing telecommunications POPs throughout the United States to process Card traffic. In addition, the Company is using the telecommunications POPs of TecNet to originate and terminate traffic in Mexico. The Company is operating on three dedicated platforms and is supplying services from these platforms on its three current brands of Cards, including F/X Mexico, Digitec Direct and New York Direct.

      2. Introduction of Local Access Cards. The Company is introducing Local Access Cards ("LACs") in most of the markets that it currently services and in many markets into which it expands. LACs provide the customer with a local access (seven digit) number to call to access a debit card platform without the need to dial an 800 number. This feature not only simplifies the use of the Card for the customer, it further reduces the Company's cost of providing service by eliminating the costs associated with the provision of an 800 number and the non-billable charges for use of the 800 number. This cost reduction is expected to further increase the Company's competitiveness in the marketplace by providing increased pricing flexibility. The Company recently released its first LAC, New York Direct, with services provided by TecNet in the New York market during May, 1999, providing customers with long distance service to any U.S. destination at 3.9 cents per minute after a 49 cents connection charge per call. The initial positive acceptance of the New York Direct Card in the marketplace has confirmed the importance of LACs in the Company's overall strategy, and the Company is proceeding with its plans to introduce similar Cards in other U.S. cities during fiscal 2000.

      3. Expansion of the Company's Retail Distribution Network. The Company's Cards are currently sold in 29 states in the United States, Puerto Rico, Mexico and the U.S. Virgin Islands. The Company has a route distribution network servicing over 3,000 retail locations, primarily in the Metro Area. In addition, the Company currently distributes and markets its Prepaid Phone Cards to approximately 17,000 retail locations through approximately 100 distributors. As such, the Company's revenues are primarily generated though independent distributors. The Company intends to increase its internal route distribution network by expanding its coverage within the markets it currently serves and by extending this network into new markets, including those markets where new LACs are established. The Company will also evaluate the possibility of acquiring existing or new distributors to internalize its distribution system and improve margins in existing markets or to quickly gain a route distribution presence in a new market.

      4. Introduction of New Prepaid Phone Cards and Services. The Company intends to continue to identify niches of the international and domestic long distance market in which to offer new Prepaid Phone Cards. The Company believes that it will be able to capitalize on its brand awareness and effectively market these products to new and existing customers.

      5. International Services. The Company currently targets consumers with significant international long distance usage, such as immigrants and members of ethnic communities in large metropolitan areas, by delivering reliable international long distance services at competitive rates. The Company believes that the international long distance market provides, and will continue to provide, an attractive opportunity given its size and expected growth rate. In addition, the Company intends to capitalize on its brand awareness within certain ethnic communities in the United States by offering international long distance services to selected countries to which its customers direct a substantial number of calls, including the possible establishment of an International Division to focus upon marketing the Company's Cards outside the United States.

      6. Point of Sale. The Company through PTS acquired the assets of Total POS Systems LLC, including approximately 1,500 locations in 1999 to market existing and new brands of its Cards intended to be activated at POS terminals. The Company believes that retailers and their consumers are generally familiar with these terminals because they are often used when making credit card purchases. The Company's POS Cards contain a magnetic stripe and are "swiped" through the terminal which reads the magnetic stripe on the back of the Card and sends information to a host server. This information is processed and retransmitted to the applicable telecommunications platform, thus activating the Card for use by the customer. Funds are electronically transferred from the merchant to the Company after Card activation. The Company believes that this arrangement will increase the quantity of distribution outlets available to the Company, enable the Company to address a different demographic segment of the Prepaid Phone Card market, result in increased consumer convenience, provide additional security related to the distribution and sale of the Cards, reduce bad debt experience and improve cash flow and further increase the margins on the Cards. Merchants with existing terminals have them reprogrammed to activate the Company's Cards. Additionally, the Company provides terminals to retail establishments without them.

      7. Focus on Core Business. As part of the Company's continuing plan to conserve assets and focus on its core business of marketing and distributing Cards, the Company decided to abandon the operations of its cellular division on December 31, 1997. The operations of the cellular division ceased completely by February 1, 1998. For the year ended June 30, 1998, the Company recorded a loss from discontinued operations of the cellular division of $527,061, and a loss on disposal of the cellular division of $114,524, which amount represented a complete writeoff of the division's net assets. The Company does not anticipate any additional charges to be recognized related to the operations or disposal of the cellular division.

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

Company History

      The Company was organized as a Nevada corporation in May 1987 under the name Yacht Havens International Corp. ("Yacht Havens"). In July, 1995, the Company changed its name from Yacht Havens International Corp. to Promo Tel, Inc. ("Promo Tel-Nevada"). In August 1995, Promo Tel-Nevada merged with Promo Tel, Inc. a Delaware corporation ("Promo Tel-Delaware"). The Company exchanged 1,333,334 shares of previously unissued and unregistered common stock for the outstanding common stock of Promo Tel-Delaware. Promo Tel-Delaware's assets consisted of personnel, sales, marketing and distribution programs and contacts for the development and sale of Prepaid Phone Cards. In October 1996, the Company amended its Articles of Incorporation to change the name of the Company to Digitec 2000, Inc.

      During fiscal 1996, the Company introduced an array of Prepaid Phone Cards. Although the Company had sales of approximately $17,425,000 for fiscal 1996, during the last quarter of fiscal 1996 and the first half of fiscal 1997 the Company could not compete effectively in the marketplace due to price and service issues. In October 1996, the Company and Frontier reached an agreement whereby the Company would act as a distributor for Frontier's Prepaid Phone Card and market Cards under the Company's brand names. As a result of this agreement and a subsequent distributor agreement with Premiere, the customer service issues were alleviated and the Company began to experience consistent sales growth. The Company's sales for the fourth quarter of fiscal 1997 were approximately $14,000,000 and its sales for the year ended June 30, 1997 reached approximately $26,027,000.

      On September 25 and 26 of 1997, the Company entered into two agreements with Premiere providing for the Company to develop and market Cards with retail values of up to $6 million and $75 million at discounts ranging from 23.5% to 41.75% off the retail value of the Cards. The first of these two agreements has been satisfied. It is alleged by Premiere that under the second agreement the failure of the Company to sell a minimum value of Cards would result in the Company being required to pay Premiere an amount equal to the retail value of the unsold minimum number of Cards less the applicable discount that would have been payable on such Cards. The agreement provided for the extension of certain credit terms and expired on August 31, 1998. This agreement expanded the relationship of the Company with Premiere, which previously had provided the Company with Cards from time to time on a prepaid basis.

      On or about October 13, 1997, the Company informed Premiere that Premiere had mistakenly activated $5 and $10 denominated Cards as $20 Cards. Premiere, however, continued to process excess minutes activated on the Cards and in January, 1998 informed the Company that it had processed approximately $4.5 million of retail value of traffic in error. In addition, during January 1998, Premiere unilaterally suspended one of the Company's Card programs and repriced the Cards under another of the Company's programs. Prior to the suspension and repricing of the programs, the Company was selling approximately $4.75 million retail value of Cards (approximately $3.2 million net to Premiere after the Company's discounts) per month under the two programs that had been suspended or repriced and, had sales continued at that level, management believes the Company would have satisfied the alleged "take or pay" provisions of the agreement. Immediately following the suspension and repricing by Premiere, the monthly sales rate declined to approximately $1.5 million per month retail value, continued at this lower level for the remainder of the 1998 fiscal year, and during fiscal 1999 fell to approximately $400,000 per month retail value. Accordingly, the Company believes it was prevented by Premiere from fulfilling the alleged "take or pay" provisions of the agreement. Moreover, prior to August 31, 1998, the Company, without conceding any obligation to do so, ordered the remaining Cards under the agreement with Premiere, approximately $31 million net of discount, but Premiere declined to provide same in response to the Company's order. Accordingly, although it contests any "take or pay" or minimum obligation, the Company believes it has satisfied any obligations it may have under the agreement with Premiere and has claimed amounts against Premiere for damages suffered by the Company for suspension/cancellation and repricing of programs. Although Premiere may take the position that the alleged "take or pay" obligation was not satisfied and that the Company owes Premiere the difference between the retail value of the shortfall in Cards less the Company's discount of between 23.5% and 41.75%, the Company does not concede any "take or pay" or any minimum obligation and believes that it has fulfilled its obligations to Premiere and is entitled to recovery against Premiere for damages. The Company is continuing to negotiate with Premiere to resolve these matters. See "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

      On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting series A Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented the outstanding accounts payable balance at March 31, 1998. The $6,105,093 consisted of $3,236,104 attributed to the normal course of business and $2,868,989 of charges for excess minutes processed by Premiere on cards sold. During the third quarter of fiscal 1998, the Company incurred the charge of $1,468,112 and invoiced the remaining $1,400,877 to the Company's main distributor. During the fourth quarter of 1998, this distributor informed the Company that no monies had been collected on the excess minutes and refused to pay the $1,400,877 invoice. Therefore, the Company reversed the sale of these minutes during the fourth quarter. The $2,868,969 representing the total charges related to these excess minutes is included as a separate component of cost of sales. The $2,868,969 consists of the $1,400,877 recorded in the fourth quarter as a reversal of a sale and the $1,468,112 which was originally recorded as part of selling, general, and administrative expenses and was reclassified to cost of sales in the fourth quarter. The Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement, by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $8.3463, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 731,462 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment in connection with certain subsequent issues of securities. The Company may call the redemption of each share of Preferred Stock at any time for $100 a share plus accrued dividends. See "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

Telecommunications Products and Services of the Company

      The principal products of the Company are telephone network access products commonly referred to as Prepaid Phone Cards, currently marketed under three brand names, including Digitec Direct, F/X Mexico and New York Direct, that allow users to access domestic long distance, international long distance, and local telephone services from any touch tone telephone set in the U.S. Each of the brands targets a potential market segment by providing competitive rates to specific geographic areas. The Company plans to introduce new Prepaid Phone Cards as it identifies new market niches for its services.

      Users purchase the Company's Cards in denominations of $5.00, $10.00 and $20.00 at retail locations such as convenience stores, vending machines, newsstands, delicatessens, gasoline stations, check cashing centers, supermarkets, and drug stores. Each Card has printed on the back an access number and a PIN that is unique to that Card. New York Direct and Digitec Direct Cards are currently available with instructions in English, Spanish and Russian. When the access number is entered, the user is connected to a debit or prepaid card platform switch in the telephone network that provides interactive voice prompts in the user selected language through the call process. After entering the PIN, the user may dial one or more destination telephone numbers in the same manner as a normal telephone call. The interactive voice prompts in the platform advise the user of the minutes remaining available on that Card for the dialed destination. The prepaid account balance associated with each Card is managed by the platform which automatically deducts for usage. Upon use of all the value stored in the Card's account, the debit card database computer automatically instructs the debit platform to terminate the account associated with the Card. Usage charges are based upon values in a "rate deck" stored in the computer database of the platform. Different rates are set for domestic long distance, international calls by country of destination and for local calls.

Facilities and Third Party Service

      Previously the Company was dependent primarily upon the facilities of Allied, Innovative and Premiere for the completion of the long distance traffic generated by its Prepaid Phone Cards. See "Notes to Consolidated Financial Statements - Concentration of Credit Risk." These facilities include: (i) switches, network POPs and debit card platforms in strategic geographic regions in the United States; (ii) leased capacity to connect any third party provider's network POPs and the Company's proposed network POPs; and (iii) direct termination agreements with telecommunications operators in the countries where the Company terminates a large number of minutes. The Company currently obtains its telecommunications services from TecNet utilizing the switching and platform facilities located at the Hudson Street Facility. TecNet activates PINs at the direction of the Company, process calls initiated by the Company's Card holders and received from local and long distance carriers, present those calls for completion to designated local and long distance carriers, debit the Cards' dollar balances and generate reports and other information. Since the Company began utilizing the capacity of the Hudson Street Facility, it has transferred over a majority of its platform traffic to that facility. All transport and carrier services must be provided by the Company. The Company has negotiated for the provision of, and will continue to negotiate for the provision of, those carrier services, but there can be no assurance that the Company will be able to continue to obtain and maintain favorable rates and terms for the origination, transportation and termination of its customers' long distance traffic.

Marketing and Distribution

      The Company distributes the New York Direct, Digitec Direct and F/X Mexico Cards primarily through independent distributors, field representatives and through PTS. Distributors purchase Cards from the Company at a discount from the retail value of the Card. The amount of the discount depends upon the brand of the Card and the dollar volume of purchases made by the distributor. Master distributor agreements provide for limited exclusivity in defined metropolitan areas, subject to the master distributor maintaining an agreed upon monthly dollar volume of Card purchases. A master distributor has the right to enter into local distribution agreements with sub-distributors in his territory to which the Company is not a party. Terms of the discount offered to the sub-distributor are negotiated directly between the master distributor and the sub-distributor. A master distributor is responsible for supplying the sub-distributor and may also sell directly to retailers. The Company retains the right to supply national accounts directly within the master distributor's territory as well as its own direct retail accounts. A national account is generally defined as a large retailer that operates in more than one state. As of September 30, 1999, approximately 100 distributors purchased Prepaid Phone Cards directly from the Company, reaching an estimated 17,000 retail locations.

      The Company also sells and distributes its Cards through its own route distribution comprised of 17 field representatives and one field sales manager, servicing over 3,000 retail locations in the Metro Area. By building out its route distribution infrastructure, the Company is able to attain higher gross margins since it eliminates the independent distributor's margin on the sale. The Company intends to further expand its route sales and distribution network as part of its plans for expansion, including 1,500 POS locations acquired by PTS. See "Growth Strategy."

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

Customer Service

      The Company believes that effective and convenient multilingual customer service is essential to attracting and retaining customers. The Company's customer service center handles customer inquiries, including those relating to Prepaid Phone Card balances, Prepaid Phone Card availability, rates and call detail records. As of September 30, 1999, the Company employed 18 full-time customer service representatives ("CSRs"). Most CSRs are fluent in both English and Spanish or Russian. Customer service is provided twenty-four hours per day, seven days per week.

Prepaid Phone Card Production and Inventory Control

      The Company controls its Prepaid Phone Card inventory by sequence numbers and by physical count. Generally, Prepaid Phone Cards are received by, stored at, and shipped from, the Company's headquarters. Physical inventory is counted on a daily basis and reconciled against all incoming Card deliveries and outgoing shipments. All PINs are inactive when the Prepaid Phone Cards arrive at the Company's facility. Calls cannot be completed until PINs are activated by the Company. PINs are activated upon shipment from the Company's facility to distributors in order to minimize the number of cards with activated PINs in its facility. Cards shipped to POS providers are shipped in an inactive state and are only activated by "swiping" them through the POS terminal at the time of sale to the end user, thus increasing the security associated with the transfer and sale of the Cards. The Company also maintains activated inventory for its own route distribution.

      PINs are created electronically with unique inventory and batch codes. The Company currently relies on TecNet and other suppliers to provide software support to track Prepaid Phone Card information and deactivate specified PINs in certain instances such as nonpayment, mistaken activation or theft.

Competition

      The Prepaid Phone Card sector of the long distance market and the long distance telecommunications market in general is highly competitive and is affected by the constant introduction of new Cards and services by industry participants. Competition in the Prepaid Phone Card sector of the long distance telecommunications business is based upon pricing, customer service and perceived reliability of the Prepaid Phone Cards. The Company's competitors include some of the largest telecommunications providers and emerging carriers in the Prepaid Phone Card market, which are substantially larger than the Company and have greater financial, technical, personnel and marketing resources than the Company, as well as greater name recognition and larger customer bases. The Company believes that additional competitors will be attracted to the Prepaid Phone Card market, including Internet-based service providers and other telecommunications companies. The ability of the Company to compete effectively in the prepaid sector of the long distance market will depend largely upon the Company's continued ability to provide reliable Cards at prices competitive with, or lower than, those charged by its competitors.

      The telecommunications industry is subject to a very high level of technological change. Existing competitors are more than likely to continue to develop new services that they offer to consumers. The ability of the Company to compete effectively in the telecommunications industry will also depend upon the Company's ability to develop additional products and services which appeal to its intended end users.

      Recent changes in the regulation of the telecommunications industry may affect the Company's competitive position. The Telecommunications Act of 1996 (the "Telecommunications Act") effectively opens the long distance market to competition from the Regional Bell Operating Companies ("RBOCs"). The entry of these well-capitalized and well-known entities into the long distance market will increase competition for long distance customers, including customers who use Prepaid Phone Cards to make long distance calls. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of telecommunications services by regulated entities, including the RBOCs, in competition with the Company. See "Government Regulation."

      In addition, the Company may compete with other issuers of Cards which may distribute Cards at or below the Company's cost. These issuers include companies which have significantly larger capitalization and resources, which allow these companies to achieve economies of scale and lower costs of funds employed or, in the case of fraudulent practices, sell Cards below cost without payment to telecommunications carriers.

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

      Federal. The Telecommunications Act opened the local telecommunications market to competition, and significantly opened the long distance market to local exchange carriers, including the RBOCs, to provide inter-LATA (local access and transport area) long distance telephone service. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunications industry and to implement certain policy objectives, including access charge reform and establishment of the universal service fund. The new legislation will likely result in increased competition in the industry, including from the RBOCs, in the future. See "Competition."

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

      On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to Universal Service support by contributing to a fund (the "Universal Service Fund"). Universal Service contributions will be assessed based on intrastate, interstate and international "end-user" gross telecommunications revenues effective January 1, 1998. The contribution factors proposed by the FCC will require subject telecommunications carriers to contribute as much as 3.93% of their end user telecommunications revenues. The contribution factors are based on the ratio of total projected quarterly expenses of the universal service support programs to total end user telecommunications revenues and could, therefore, increase or decrease in subsequent periods. The Company currently is determining whether the Universal Service Order will be applicable to the Company. In addition, the Universal Service Order is subject to petitions seeking reconsideration by the FCC and to certain appeals. Until such petitions or appeals are decided, there can be no assurance as to how the Universal Service Order will be implemented or enforced or what effect the Universal Service Order generally will have on competition within the telecommunications industry or specifically on the competitive position of the Company.

      In addition, The Taxpayer Relief Act (which became effective on November 1, 1997) provides for a three percent federal excise tax on Prepaid Phone Card sales, based upon retail value, to be charged by telecommunications carriers to any party who is not a carrier. To date, the federal excise tax has been built in as part of the Company's cost structure from its providers. The Company is responsible for collecting the federal excise tax from its independent distributors for its operations.

      State. Intrastate long distance telecommunications is subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company will be subject to various levels of regulation in the states in which it provides telephone service using its own dedicated facilities (which are generally subject to the same rates as presubscribed long distance services by the states). The majority of states will require that the Company apply for certification to provide telecommunications services, or at least register, before commencing intrastate service. In most of the states where certification or registration is required, the Company is required to file and maintain detailed tariffs listing rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers and assignments of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including revocation, may be imposed for such violations.

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

Employees

      As of June 30, 1999, the Company had 44 full time employees including three officers. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

Trademarks

      The brand names F/X(R), Digitec Direct(R), New York Direct(R) and F/X Mexico(R) are registered trademarks of the Company, and trademark applications have been filed for all other brands of Cards. As the Company develops new brands, it intends to file additional trademark applications. There can be no assurance that the Company will receive registration for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Risk Factors

      Dependence on Suppliers. The Company's ability to sell the Cards depends upon whether it can continue to maintain a favorable relationship with its suppliers of Prepaid Phone Cards, primarily TecNet. As of May, 1999 the Company abandoned facilities-based operations and continues to utilize TecNet for substantially all of its telecommunications services. The Company sells the Cards to either independent distributors or to retail locations serviced by its field representatives, depending upon the locality of the distribution. The Company receives its gross margin as follows: on the difference between discounts given to customers and the discounts received from its suppliers. During the fiscal year ended June 30, 1999,

Premiere provided minimal service as opposed to 48% of the telecommunications services supplied to the Company in the fiscal year ended June 30, 1998. The agreement under which services were provided by Premiere expired on August 31, 1998. The Company continues to negotiate with Premiere regarding a number of matters including, but not limited to, alleged obligations related to the former agreement, the erroneous processing of extra minutes on Cards activated by Premiere under the prior agreement and the unilateral suspension and repricing of two of the Company's Card programs by Premiere. The Company currently receives substantially all of its telecommunications services from TecNet. See "Business--Company History," "Notes to Consolidated Financial Statements - Concentrations of Credit Risks--Concentration of Suppliers of Telecommunications Services" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

      Dependence on Long Distance Telecommunications Providers. The Company's ability to maintain and expand its business depends in part upon the ability of its key suppliers, primarily TecNet to provide it with facilities and Prepaid Phone Cards at favorable terms and competitive rates. Acceptance of the Company's Cards is dependent upon the transmission capacity of various long distance and local telecommunications carriers to originate, transport and terminate the long distance traffic of the Prepaid Phone Cards. Regulatory changes, competitive pressures and changes in access charges may adversely affect the charges imposed upon the key suppliers and the Company by other telecommunications providers. There is no assurance that the key suppliers or the Company will be able to continue to obtain origination, transport or termination services at favorable rates and terms. Changes in terms and rates of the Prepaid Phone Cards could have an adverse effect on the Company.

      In addition to favorable rates and terms for its facilities, the key suppliers and the Company also require the cooperation and efficiency of incumbent local exchange carriers ("LECs"), competitive local exchange carriers ("CLECs") and foreign carriers to originate and terminate service for its customers in a timely manner. Although the Company has not experienced significant interruptions of service provided by these carriers in the past, other than service provided by Premiere, no assurance can be provided that the Company will not experience interruptions in the future or that such interruptions will not have an adverse effect on the Company. See "Facilities and Third Party Service."

      Competition. The Prepaid Phone Card sector of the long distance telecommunications market and the long distance telecommunications market in general are highly competitive and are affected by the constant introduction of new cards and services by industry participants. Competition is based upon pricing, quality of transmission, customer service and perceived reliability of the Prepaid Phone Cards. The Company's competitors include some of the largest telecommunications providers as well as emerging carriers in the Prepaid Phone Card market, which are substantially larger than the Company and which have greater financial, technical, personnel and marketing resources than the Company, as well as greater name recognition and larger customer bases. The Company believes that additional competitors will be attracted to the Prepaid Phone Card market, including Internet-based service providers and other telecommunications companies. The ability of the Company to compete effectively will depend largely upon the Company's continued ability to provide highly reliable Cards at prices competitive with, or lower than, those charged by its competitors. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by the major long distance carriers or other competitors will not have an adverse effect on the Company's business.

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

      In addition, the Company may compete with other issuers of Cards which may distribute Cards at or below the Company's cost. These issuers include companies which have significantly larger capitalization and resources which allow these companies to achieve economies of scale and/or lower costs of funds employed, or in the case of fraudulent practices, sell Cards below cost without payment to telecommunications carriers.

      Market Acceptance. In an emerging industry, demand and market acceptance for newly introduced products and services are subject to a high level of uncertainty. The Prepaid Phone Card segment of the telecommunications industry is an emerging business characterized by an increasing and substantial number of new market entrants which have introduced or are developing an array of new products and services. Each of these entrants is seeking to market, advertise and position its products and services as the preferred method for accessing long distance telephone services. There can be no assurance that substantial markets will continue to develop for Prepaid Phone Cards or that the Company will be able to maintain or increase market acceptance for its existing products and services or achieve significant market acceptance for its new products and services. See "Growth Strategy," "Telecommunications Products and Services of the Company," and "Marketing and Distribution."

      Ability to Manage Growth; Need to Hire Additional Employees. Although the Company expects to grow, there can be no assurance that the Company will be able to achieve the growth contemplated by its business strategy. The Company's new business strategy has placed, and is expected to continue to place, significant demands on all aspects of the Company's business, including its management, financial, technical and administrative personnel and systems. The Company's future operating results will substantially depend upon the ability of its executive officers to manage such anticipated growth and to attract and retain additional highly qualified management, financial, technical and administrative personnel. There can be no assurance that the Company will successfully manage its expanding operations and continued growth. Any difficulties in managing the Company's expanding operations and continued growth or in attracting additional personnel could have an adverse effect on the Company.

      Financing Requirements. To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of certain warrants to purchase shares of the Common Stock of the Company at $1.50 per share, which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's 10% Six-Month Notes (the "10% Notes") with warrants to purchase shares of the Company's Common Stock at $1.10 per share; (v) subsequent exchange of the 10% Notes and attached warrants for two-year 10% Notes (the "Convertible Debt") convertible at $1.10 per share of Common Stock with attached warrants to purchase 1,800,000 shares of Common Stock at $1.10 per share (the "$1.10 Warrants"); (vi) issuance of a $100,000 10% promissory note to an officer/director family member; and (vii) the issuance of demand promissory notes bearing interest at ten percent interest to TecNet totaling $1,884,190 in principal amount through June 30, 1999 increasing to $2,019,000 through October 25, 1999. All of the offerings were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Company has financed a substantial portion of the telecommunications services used by it in fiscal 1999 with TecNet. At June 30, 1999, amounts due TecNet for such services total $4,391,167 for telecommunications services and $547,028 for bundled cards. Due to operating losses the Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

      The Company will require both short-term financing for operations and longer-term capital to fund its growth. To date the Company has no existing bank lines of credit and has not established any sources for such financing, except to the extent TecNet continues to fund certain operating expenses and continues to provide telecommunication services. The Company initiated discussions with several entities regarding short-term financing related to accounts receivable to provide funding for the immediate internal expansion of the business. As of October 25, 1999, no such arrangement has been consummated. The Company believes that such an arrangement can be consummated. However, there can be no assurance that such funding will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company or that TecNet will continue to provide such financing. There can be no assurance that such financing will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions acceptable to the Company.

      The Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, significant arrearages on trade payables, significantly reduced sales revenues and aggregate gross loss on its products, such realization of assets and satisfaction of liabilities is subject to significant uncertainties. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on the willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital shortfalls and TecNet's and the Company's ability to provide reliable and competitive Cards. Additionally the Company's stability is dependent up on its ability to raise capital, develop market share, achieve profitable operations, and to generate sufficient cash flow from operations and financing sources to meet obligations. The independent auditors' opinion on the Company's consolidated financial statements includes a going concern paragraph based on the significant losses from operations, significant deficits in working capital and net worth and the Company's economic dependence on its 21% stockholder to provide significant telecommunications products and services and funding for operating cash flows.

      Litigation. In June of 1996, the Company became a co-defendant in a legal action in the Circuit Court for the First Judicial District of Hinds County in Jackson, Mississippi in the case entitled Heritage Graphics, Inc. ("Heritage"), et. al. v. Telephone Electronics Corporation ("TEC"), et. al., Civ. No. 251-96-000492. The named plaintiffs in the action are: Heritage Graphics, Inc.; Thomas L. Gould, Jr.; Suzanne G. Gould; and Rainey Scott. The named defendants in the action are: Telephone Electronics Corporation d/b/a TECLink; TECLink, Inc.; the Company; Asynchronous Technologies, Inc.; Barbara Scott; Ronald D. Anderson, Sr. d/b/a Anderson Engineering; Walter Frank; and Frank C. Magliato. The second Amended Complaint filed in the action alleges a conspiracy on the part of all of the defendants to destroy Heritage and to eliminate it as a competitor in the Internet services provider market. The Company and others allegedly duped Heritage into surrendering its trade secrets, its services, its intellectual property and its expertise, etc. to the Company. The complaint's lesser allegations are that (i) defendants conspired to slander the business reputations of Heritage and Tom Gould; and (ii) TEC and the Company are jointly and severally liable to it for $268,245 worth of production work and consulting services provided over the September to December 1995 time period. The plaintiffs seek damages of $500 million. The Company believes that plaintiffs' claims are without merit. Further, the Company believes that its counterclaims are sufficiently well grounded to offset any judgment entered against the Company. The Company intends to vigorously contest this case. The case is set for trial on September 5, 2000 in Jackson, Mississippi.

      In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. ("Conetco"), a/k/a Conetco v. Digitec 2000,Inc. f/k/a Promo Tel. Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications, Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. The Company intends to vigorously contest this case. An answer asserting numerous defenses, including that the Company never received the "refund" in question, has been filed on behalf of the Company, and a pre-trial conference is scheduled for November 2, 1999.

      During March 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc. v. Promo Tel, Inc. also known as and/or trading as Digitec 2000, Inc., in the Civil Court of the City of New York for the County of New York, L&T Index No. 066018-98 seeking eviction and judgment against the Company for a total of $472,799. The matter was settled in September, 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February, 1999. However, due to its liquidity problems, the Company failed to make the payment due in October and November 1998 and Vanity Fair gave notice of its intention to enter a Confession of Judgment against the Company for $369,774, less amounts previously paid. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and to date is in compliance with the revised payment terms.

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

      The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v Digitec 2000, Inc., in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommuncation services provided to the Company by Qwest. In May, 1999 the parties executed a settlement agreement pursuant to which the Company would pay in nine monthly installments commencing December, 1999 a total of $887,000 and TecNet, Inc would satisfy the remaining $490,000.

      On March 10, 1999, the Company was served with a Motion for Summary Judgement by Prime Communications (NY) Inc. ("Prime") in a case entitled Prime Communications (NY), Inc v Digitec 2000, Inc. in the Supreme Court of the State of New York, County of Suffolk seeking judgement on a promissory note issued by the Company for $147,000, which note was issued in connection with the acquisition of certain assets from Prime. The outstanding amount on the note is approximately $121,425. The Company has countermoved against Prime alleging failure of Prime to deliver the contemplated consideration and seeks damages against Prime. Judgement on the motion was rendered in favor of the Company and Prime has sought a rehearing and commenced a pleniary action. The Company and Prime are currently negotiating a settlement of the matter.

      On March 18, 1999 the Company was served with a complaint by the Weeks-Lerman Group, LLC ("Weeks-Lerman") in a case entitled Weeks-Lerman Group LLC v Digitec 2000 Inc., in the Supreme Court of the State of New York for the County of Kings. Weeks-Lerman alleges that it provided the Company with work, labor and services and/or sold and delivered goods to the Company in the amount of $75,988.31. Weeks-Lerman seeks that amount together with interest from June 23, 1998, costs and disbursements. Presently, the Company is exploring settlement possibilities with Weeks-Lerman. The Company is not in a position to express an opinion as to the probable outcome of this matter.

      On October 20, 1999, Union Telecard Alliance LLC filed a suit entitled Union Telecard Alliance LLC v Digitec 2000, Inc., TecNet Inc. in Supreme Court of the State of New York, New York County against the Company to recover $462,000 for Cards sold to the Company. The Company has not had sufficient time to review the complaint and accordingly is not in a position to express an opinion as to the probable outcome of this matter.

      See "Legal Proceedings," below for additional litigation.

      Limited Operating History; Net Losses. The Company has had only a limited operating history. The Company reported losses from continuing operations and net losses of $11,183,581 and $11,996,759, respectively, for the year ended June 30, 1998, and net losses from continuing operations of $13,566,927 for the year ended June 30, 1999. There can be no assurance that the Company will be profitable in the future. The Company's prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Consolidated Financial Statements" and "Supplementary Financial Data".

      Variability of Operating Results. The Company's operating results may vary significantly in the future due to numerous factors, including (i) changes in product pricing; (ii) timing of the introduction of products and services; (iii) market acceptance of new products and services; (iv) changes in legislation and regulation which affect the competitive environment for the Company's products and services; (v) other competitive conditions; and (vi) general economic factors. See "Telecommunications Products and Services of the Company," "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Dependence on Key Suppliers and their Facilities. Key suppliers' facilities, such as TecNet, include (i) switches, network POPs and debit card platforms in strategic geographic regions in the United States; (ii) leased capacity to connect third parties' network POPs and the Company's proposed network POPs; and (iii) direct termination agreements with telecommunications operators in the countries where key suppliers and the Company terminate a large number of minutes. The Company is dependent on key suppliers' and other telecommunications providers, including primarily TecNet for efficient and uninterrupted service to its customers and their willingness to continue to provide the Company with favorable terms. The Company's provision of reliable telecommunications service is dependent upon the ability of key suppliers to protect the switches and other equipment and data at their facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Although the Company believes that the key suppliers have taken all appropriate and reasonable precautions, there can be no assurance that a fire, power loss, technical failure, unauthorized intrusion, natural disaster, sabotage or other similar or unforeseen event would not cause the failure of a switch, platform, or other significant technical component, thereby resulting in an interruption in telecommunications services and an adverse effect on the Company. See "Facilities and Third Party Service."

      As previously reported, the Company initiated a strategy of becoming a facilities based carrier in April, 1998. To accomplish this strategy the Company migrated its brands to dedicated slat forces. However, because the Company was unable to fund carrier deposits and prepay for telecommunications services, the Company was unable to secure sufficient network facilities and competitive rates, with the result that the Company was unable to market its new facility-based Cards as quickly as planned and was forced to accept returns of Cards due to the failure of the Cards to properly process calls, the liquidity difficulties of the Company were further aggrevated by the returns of Cards and loss of control of proceeds call minutes. Accordingly, in November, 1998, the Company, due to network and liquidity problems caused by Premiere's termination and repricing of the Company's Cards (see "Company History"), which prevented the Company from implementing its strategy of becoming a facilities-base carrier, initiated its current strategy to become a sales, marketing and distribution company for significant providers of telecommunication services. In this connection, the Company has been advanced significant telecommunications services by TecNet and TecNet has advanced significant funds to the Company to finance its operations during this restructuring period. The Company will continue to be dependent upon TecNet until it fully implements its new strategy and returns to profitable operations. TecNet is not obligated by any written agreement to continue advancing telecommunication services or funds to the Company.

      Dependence on Key Personnel. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and any sales personnel that are needed in connection with the Company's plans to become a sales, marketing and distribution company. In December, 1998, the Company's Chief Financial Officer terminated employment and to date the Company has been unable to fill the position. The loss of services of any of its executive officers or key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company has employment agreements with two of its executive officers. The Company's future success also depends on its continuing ability to identify, attract and hire qualified personnel as it expands its business. There can be no assurance that the Company will be able to attract and hire qualified technical and managerial personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

      Market Listing; Volatility of Stock Price. The Company's Common Stock is currently traded on the OTC Bulletin Board. To date, the Company's Common Stock has been relatively illiquid and subject to wide price fluctuations. There can be no assurance that an active public market for the Common Stock will develop or be sustained. Further, the market price of the Company's Common Stock will likely continue to be highly volatile based on actual or contemplated fluctuations in quarterly results of operations, changes in earnings estimates by securities analysts and announcements of new products or lines of business by the Company or its competitors, or other events or factors.

      Possible Depressive Effect of Future Sales of Common Stock; Registration Rights. There are currently outstanding 7,058,998 shares of Common Stock. In addition, as of June 30, 1999, the Company has outstanding the following warrants, options and conversion rights to purchase or otherwise acquire additional shares of Common Stock:

      (i) $1.10 Warrants to purchase 1,800,000 shares of Common Stock at an exercise price of $1.10, which were issued in connection with the exchange of the Company's 10% Notes and accompanying warrants during May, 1999, for the Convertible Debt which is convertible into approximately 1,090,909 shares of Common Stock.

      (ii) warrants to purchase 1,333,334 shares of Common Stock at an exercise price of $13.20 (the "$13.20 Warrants"), which were issued in conjunction with the contribution of assets to the Company at the time of its formation,

      (iii) an option to purchase 145,000 shares of Common Stock at an exercise price of $13.20 (the "$13.20 Option"), which was issued in connection with the modification of debt terms on a note payable related to the Company's acquisition of the customer base of Prime (See Notes to Financial Statements--Note Payable),

      (iv) options to purchase 731,944 shares of Common Stock at exercise prices ranging from $8.1875 to $14.50 (the "Employee/Director Options") per share issued to employees in connection with employment agreements or performance awards and to directors for their services as directors of the Company, and

      (v) 61,050 shares of Preferred Stock issued by the Company to Premiere on March 31, 1998, which shares are convertible into 731,462 shares of Common Stock (the "Conversion Shares").

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      If all the foregoing were to be exercised or converted, there would be an additional 5,832,649 shares outstanding, resulting in total shares outstanding of 12,891,647 and the Company would receive approximately $27,250,000 in net proceeds related to the exercise or conversion of these securities. Of the underlying shares of Common Stock related to the foregoing, 2,209,796 have been included in the Company's Registration Statement on Form S-1, dated April 20, 1998, as amended from time to time (the "Registration Statement"). The Employee/Director Options, the shares issuable pursuant to the Convertible Debt, the $1.10 Warrants were not included. Due to liquidity problems of the Company, the Registration Statement is not currently effective. However, the Company intends to reactivate the Registration Statement to cover the shares not sold pursuant to Rule 144 since the effective date thereof. The shares of Common Stock to be offered by the Company's Prospectus will be freely tradeable without restriction under the Securities Act. Subject to restrictions on transfer referred to below, all other outstanding shares of Common Stock were issued by the Company in private transactions, are treated as "restricted securities" as defined under the Securities Act and in the future may be sold in compliance with Rule 144 promulgated under the Securities Act or pursuant to a registration statement filed under the Securities Act. The holders of the $1.10 Warrants and shares obtained on the conversions of the Convertible Debt currently have certain "piggyback" registration rights at any time the Company undertakes to register any transfer of its capital stock under the Securities Act for its own account or for the account of a security holder. In addition, the Company has agreed, subject to certain conditions, to effect a registration with respect to all 1,800,000 shares of Common Stock underlying the $1.10 Warrants and shares of Common Stock issuable upon conversion of the Convertible Debt. Rule 144 generally provides that a person holding "restricted securities", as defined under the Securities Act, for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of the Company's issued and outstanding Common Stock or (ii) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a two year holding period. The sale of substantial numbers of such shares, whether pursuant to Rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of the Common Stock.

      Dependence on and Concentration of Independent Distributors. The Company distributes the most significant portion of its sales through independent distributors. The Company is largely dependent upon its ability to recruit, maintain and motivate a network of independent distributors. A significant element of the Company's growth strategy is to increase its route sales and distribution of the Company's products and services by expanding its presence in its current markets and by extending this network into new markets either by internal growth, acquisition or both. There can be no assurance that the Company will be able to continue to effectively recruit, maintain and motivate independent distributors or prevent its distributors from marketing other Prepaid Phone Cards. The initiation of POS activities though PTS will decrease dependence on such distributors.

      Regulation. The Company is regulated at the federal level by the FCC and is required to maintain both domestic and international tariffs for its services containing the current effective rates, terms and conditions of service. The FCC has proposed, however, to eliminate the tariffing requirement for domestic interstate non-dominant carriers. Since the Company will be classified as a domestic interstate non-dominant carrier, this proposal could eliminate the requirement that the Company comply with domestic tariffing requirements. In addition, the Company has received a Section 214 authorization from the FCC to provide international long distance services. As a condition of its Section 214 authorization, the Company must comply with a variety of reporting and filing requirements related to its traffic and revenues, its foreign affiliations and its correspondent and/or termination relationships with the foreign carriers, if any. The intrastate long distance telecommunications operations of the Company are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company generally must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The Company is currently authorized to provide intrastate telecommunications service in California, the District of Columbia, Massachusetts, Michigan, New Jersey and New York. In most jurisdictions, the Company will be required to file and obtain prior regulatory approval of tariffs for intrastate services. In addition, the Company will also be required to update or amend the tariffs when rates are adjusted or new products are added to the long distance services offered by the Company. The FCC and numerous state agencies also impose prior approval requirements on "transfers of control," including pro forma transfers of control and corporate reorganizations, and assignments of regulatory authorizations.

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

      The Telecommunications Act requires long distance carriers to compensate pay phones owners $.284 per call when a pay phone is used to originate a telephone call through a toll-free number. The FCC's decision setting the $.284 compensation rate was remanded to the FCC by the U.S. Court of Appeals for a more adequate justification. Consequently, the compensation rate may change. The Company passes these charges directly to the end-users and transfers collection to the long distance carriers to be submitted to the pay phone owners. See "Business--Government Regulation."

      On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the Universal Service Order. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to Universal Service support by contributing to the Universal Service Fund. Universal Service contributions will be assessed based on intrastate, interstate and international "end user" gross telecommunications revenues effective January 1, 1998. The contribution factors proposed by the FCC will require subject telecommunications carriers to contribute as much as 3.93% of their end user telecommunications revenues. The contribution factors are based on the ratio of total projected quarterly expenses of the Universal Service support programs to total end user telecommunications revenues and could, therefore, increase or decrease in subsequent periods. The Company currently is determining whether the Universal Service Order will be applicable to the Company. In addition, the Universal Service Order is subject to petitions seeking reconsideration by the FCC and to certain appeals. Until such petitions or appeals are decided, there can be no assurance as to how the Universal Service Order will be implemented or enforced or what effect the Universal Service Order generally will have on competition within the telecommunications industry or specifically on the competitive position of the Company. If it is determined that the Company is subject to the Universal Service Order, compliance with the Universal Service Order could have a material adverse effect on the Company's results of operations.

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

      In addition, The Taxpayer Relief Act (which became effective on November 1, 1997) provides for a 3% federal excise tax on Prepaid Phone Card sales, based upon retail value, to be charged by telecommunications carriers to any such party who is not a carrier. To date, the federal excise tax has been built in as part of the Company's cost structure from its providers. The Company is responsible for collecting the federal excise tax from its independent distributors for its operations.

      The Company is currently evaluating various tax and other regulatory assessments to determine their applicability to the Company's operations. As these operations expand, the Company may become subject to additional tariffs and the federal and state regulatory charges. During the fourth quarter of fiscal 1999, the Company accrued approximately $462,000 in expenses relating to various taxes, penalties and interest related to unfiled tax returns.

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

      In addition, the Company sells its products to certain of its distributors and retail accounts on credit terms, and the Company may introduce new services for which customers may be billed after services are rendered. Although the Company evaluates the risk of uncollectible accounts, it has implemented additional credit and collections procedures. There can be no assurance that the Company's actual collection experience will not be worse than anticipated.

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

      PTS occupies premises of 875 square feet at 17250 North Dallas Parkway, Dallas, Texas on a month to month basis at $12.00 per square foot per year. PTS is currently negotiating a lease for a new expanded facility at 17130 North Dallas Parkway, Dallas, Texas for a three year term covering approximately 4250 square feet at a monthly rental of approximately $6,200.

ITEM 3. LEGAL PROCEEDINGS

      In June of 1996, the Company became a co-defendant in a legal action in the Circuit Court for the First Judicial District of Hinds County in Jackson, Mississippi in the case entitled Heritage Graphics, Inc. ("Heritage"), et. al.
v. Telephone Electronics Corporation, et. al. Civ. No. 251-96-000492. The named plaintiffs in the action are: Heritage Graphics, Inc.; Thomas L. Gould, Jr.; Suzanne G. Gould; and Raine Scott. The named defendants in the action are:
Telephone Electronics Corporation d/b/a TECLink; TECLink, Inc.; the Company; Asynchronous Technologies, Inc.; Barbara Scott; Ronald D. Anderson, Sr. d/b/a Anderson Engineering; Walter Frank; and Frank C. Magliato. The second Amended Complaint filed in the action alleges a conspiracy on the part of all of the defendants to destroy Heritage and to eliminate it as a competitor in the Internet services provider market. The Company and others allegedly duped Heritage into surrendering its trade secrets, its services, its intellectual property, its expertise, etc. to the Company. The complaint's lesser allegations are that (i) defendants conspired to slander the business reputations of Heritage and Tom Gould; and (ii) TEC and the Company are jointly and severally liable to it for $268,245 worth of production work and consulting services provided over the September to December 1995 time period. The plaintiffs seek damages of $500 million. The Company believes that the plaintiffs' claims are without merit. Further, the Company believes that its counterclaims are sufficiently well grounded to offset any judgment entered against the Company. The Company intends to vigorously contest this case. The case is set for trial on September 5, 2000 in Jackson, Mississippi.

      During March 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc. v. Promo Tel, Inc. also known as and/or trading as Digitec 2000, Inc., in the Civil Court of the City of New York for the County of New York, L&T Index No. 066018-98 seeking eviction and judgment against the

Company for a total of $472,799. The matter was settled in September, 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February, 1999. However, due to its liquidity problems, the Company failed to make the payment due in October and November 1998 and Vanity Fair gave notice of its intention to enter a Confession of Judgment against the Company for $369,774, less amounts previously paid. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and to date is in compliance with the revised payment terms.

      In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. a/k/a Conetco ("Conetco") v. Digitec 2000,Inc. f/k/a Promo Tel. Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications, Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. The Company believes that the plaintiffs' claims are without merit. The company intends to vigorously contest this case. An answer asserting numerous defenses, including that the Company never received the "refund" in question, has been filed on behalf of the Company, and a pre-trial conference is scheduled for November 2, 1999.

      The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v Digitec 2000, Inc., in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommuncation services provided to the Company by Qwest. The parties have executed settlement agreements pursuant to which the Company would pay in nine monthly installments, commencing December, 1999, a total of $887,000 and TecNet would satisfy the remaining $490,000.

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

      On March 10, 1999, the Company was served with a Motion for Summary Judgement by Prime Communications (NY) Inc. ("Prime") in a case entitled Prime Communications (NY), Inc v Digitec 2000, Inc. in the Supreme Court of the State of New York, County of Nassau seeking judgement on a promissory note issued by the Company for $147,000, which note was issued in connection with the acquisition of certain assets from Prime. The outstanding amount on the note is approximately $121,425. The Company has countermoved against Prime alleging failure of Prime to deliver the contemplated consideration and seeks damages against Prime. Judgement on the motion was rendered in favor of the Company and Prime has sought a rehearing and commenced a pleniary action. The Company and Prime are currently negotiating a settlement of the matter.

      On March 18, 1999 the Company was served with a complaint by the Weeks-Lerman Group, LLC ("Weeks-Lerman") in a case entitled Weeks-Lerman Group LLC v Digitec 2000 Inc., in the Supreme Court of the State of New York for the County of Kings. Weeks-Lerman alleges that it provided the Company with work, labor and services and/or sold and delivered goods to the Company in the amount of $75,988.31. Weeks-Lerman seeks that amount together with interest from June 23, 1998, costs and disbursements. Presently, the Company is exploring settlement possibilities with Weeks-Lerman. The Company is not in a position to express an opinion as to the probable outcome of this matter.

      On October 20, 1999, Union Telecard Alliance LLC filed suit entitled Union Telecard Alliance LLC v Digitec 2000, Inc., TecNet Inc. in Supreme Court of the State of New York, New York County against the Company to recover $462,000 for Cards sold to the Company. The Company has not had sufficient time to review the complaint and accordingly is not in a position to express an opinion as to the probable outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since October 15, 1996, the Company's Common Stock has been quoted and traded on the OTC Bulletin Board, under the trading symbol "DGTT." Prior to such time, it so traded under the symbol "PROE."

The following table sets forth the high asked and low bid prices as reported on the OTC Bulletin Board for the periods indicated.

       -------------------------------------------------------------------

                        Period                  High              Low
       -------------------------------------------------------------------
       Year Ending June 30, 1998(1):
       First Quarter                           $17.25           $13.00
       Second Quarter                           14.75             5.50
       Third Quarter                            9.375             5.00
       Fourth Quarter                           11.50             6.00

       Year Ending June 30, 1999(1):
       First Quarter                           $6.375           $ 1.53
       Second Quarter                           4.375              .81
       Third Quarter                             2.34             .875
       Fourth Quarter                           4.375             .875
       -------------------------------------------------------------------

            (1) For the years ended June 30, 1998 and 1999, the Company's Common Stock was thinly traded. Further, over-the-counter market quotations may not necessarily represent actual transactions.

      On October 25, 1999, the last sale price of the Common Stock on the OTC Bulletin Board was $1.31 per share. As of September 15, 1999, there were 700 registered shareholders of the Common Stock. During the fiscal year ended June 30, 1999, the Company made the following sales of securities that were not registered under the Securities Act:

      (i) During September 1998, the Company issued $1,200,000 principal amount of its 10% Notes with warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. Nine investors participated in this offering, including an officer/director, his family and a former director. The 10% Notes with related warrants were issued to meet working capital needs.

      (ii) On March 4, 1999, the Company issued 200,000 shares of Common Stock to acquire the assets, properties and business of Total Pos Solutions, LLC, a Texas limited liability company.

      (iii) In May, 1999, the Company exchanged the 10% Notes and accompanying warrants for the Convertible Debt and the $1.10 Warrants.

      (iv) In October, 1998, the Company borrowed $100,000 from a member of an officer/director family which borrowing bears interest at 10% per annum.

      (v) Between February, 1999 and September 30, 1999, the Company borrowed a total $1,884,190 from TecNet pursuant to 10% demand promissory notes.

      The sales of all the foregoing securities and the exchange of the 10% Notes were exempt from registration under the Securities Act pursuant to Regulation D.

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

                                                      Year Ended June 30,
                                          -------------------------------------------------------------------------
                                               1999          1998            1997            1996          1995
                                          -------------------------------------------------------------------------
Consolidated Statements of Operations Data:
Sales .................................   $ 10,394,558   $ 35,032,533    $ 26,027,909   $ 17,425,199          --

Cost of sales .........................     15,278,886     36,648,219      25,161,443     16,900,370          --
Gross profit (loss) ...................     (4,884,328)    (1,615,686)        866,466        524,829          --

Selling, general and
administrative expenses ...............      6,242,157      9,232,477       2,035,045        654,104          --

Loss from operations ..................    (11,126,485)   (10,848,163)     (1,168,579)      (129,275)         --

Other expenses, net ...................     (2,440,442)      (335,418)     (1,311,674)            --          --

Loss from continuing operations .......    (13,566,927)  $(11,183,581)   $ (2,480,253)      (129,275)         --

Net Loss ..............................    (13,566,927)  $(11,996,759)   $ (3,549,514)      (129,275)         --

Net Loss per share (basic and diluted):

    From continuing operations ........   $      (1.96)  $      (1.99)   $       (.55)          (.05)         --

    From discontinued operations ......   $         --   $       (.15)   $       (.23)            --          --

    Net Loss per share ................   $      (1.96)  $      (2.14)   $       (.78)          (.05)         --

Weighted average common
shares outstanding ....................      6,913,495      5,618,994       4,579,075      2,599,532          --

                                                          AS OF JUNE 30,
                                          -------------------------------------------------------------------------
Balance Sheet Data:                            1999          1998            1997              1996        1995
                                          -------------------------------------------------------------------------
  Working Capital (Deficit) ...........   $(11,552,574)    (2,226,152)       (636,687)       1,216,279        --

  Total Assets ........................   $  1,696,739   $  3,139,790       3,526,723        6,056,462    60,000

  Convertible Debt....................   $  1,200,000   $         --              --               --        --

  Stockholders' Equity (Deficit) ......   $(12,336,232)  $ (1,494,390)        (71,469)       3,126,946    60,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and other detailed information regarding the Company included elsewhere in this Form 10-K. Certain statements set forth below regarding matters that are not historical facts, such as statements concerning the expansion and growth of the Company, future growth in the demand for Prepaid Phone Cards and the Company's plans to become a sales, marketing and distribution company, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Business--Risk Factors".

      The Company commenced operations under present management in 1995 to capitalize upon opportunities in the Prepaid Phone Card sector of the long distance telecommunications market. The Company's Prepaid Phone Cards provide consumers with a competitive alternative to traditional calling cards and presubscribed long distance telecommunications services. The Company's total revenues were $10,394,558 $35,032,533 and $26,027,909, and its net losses were $13,566,927, $11,996,759 and $3,549,514 for the fiscal years ended June 30,
1999, 1998 and 1997, respectively, after losses from discontinued operations of $0, $813,178 and $1,069,261, respectively.

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

      As previously reported, the Company initiated a strategy of becoming a facilities based carrier in April, 1998. To accomplish this strategy the Company migrated its brands to dedicated platforms. However, because the Company was unable to fund carrier deposits and prepay for telecommunications services, the Company was unable to secure sufficient network facilities and competitive rates, with the result that the Company was unable to market its new facility-based Cards as quickly as planned and was forced to accept returns of Cards due to the failure of the Cards to properly process calls. The liquidity difficulties of the Company were further aggrevated by the returns of Cards and loss of control of proceeds call minutes. Accordingly, in November, 1998, due to network and liquidity problems, including those caused by the termination and repricing of the Company's Cards by Premiere (see "Company History"), which prevented the Company from implementing its strategy of becoming a facilities-based carrier, the Company initiated its current strategy to become a sales, marketing and distribution company for significant providers of telecommunication services. In this connection, the Company has been advanced both significant telecommunications services and funds by TecNet to finance its operations during this transition period. The Company will continue to be dependent upon TecNet until it fully implements its new strategy and has profitable operations. TecNet is not obligated by any written agreement to continue advancing telecommunications services or funds to the Company.

      The Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, significant arrearages on trade payables, significantly reduced sales revenues and aggregate gross loss on its products, such realization of assets and satisfaction of liabilities is subject to significant uncertainties. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital shortfalls and TecNet's and the Company's ability to provide reliable and competitive Cards. Additionally, the Company's stability is dependent up on its ability to raise capital, develop market share, achieve profitable operations and to generate sufficient cash flow from operations and financing sources to meet obligations. The independent auditors' opinion on the Company's Consolidated Financial Statements includes a going concern paragraph based on the significant losses from operations, significant deficits in working capital and net worth and the Company's economic dependence on its 21% stockholder to provide significant telecommunications products and services and funding for operating cash flows.

      The Company believes that its further growth is dependent on continued financial support from TecNet and on its ability to continue to receive from TecNet facilities, competitive rates and quality service that allow the Company to (i) introduce LACs in many of the markets in which it currently distributes Cards or into which it expands, (ii) increase the retail distribution of its products, (iii) introduce additional products and services, (iv) continue to attract consumers with significant international long distance usage and (v) capitalize upon economies of scale. See "Business--Growth Strategy."

Recent monthly operations have achieved reductions in working capital short-falls and the Company believes that increased sales in the third quarter of fiscal 2000 will result in positive cash flow. The Company will continue to be dependent during this period on TecNet's providing financing to the Company.

Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

      Net Sales. Net Sales for the fiscal year ended June 30, 1999 decreased by $24,637,975 to $10,394,558 or 70.3% from $35,032,533 for the year ended June 30,
1998. The decrease in sales was due primarily to:

(i) Following the suspension and repricing by Premiere, the monthly sales rate declined to approximately $1.5 million per month retail value for bundled cards (approximately $1.0 million net revenue to the Company), continued at this lower level for the remainder of the year and during fiscal 1999, fell to approximately $400,000 per month in retail value. See "Business--Company History" and "Notes to Consolidated Financial Statements - Transactions with Premiere Communications, Inc."

(ii) The Company's inability to market its new facilities-based Cards as rapidly as planned due to network and ensuing liquidity issues which precluded the Company from securing facilities as quickly as planned. This lack of facilities forced the curtailment of sales activities on certain Cards, since additional sales would have degraded the service available to all customers due to the lack of adequate facilities to complete the calls.

(iii) Between February and June, 1999, the Company was unable to obtain telecommunications services and accordingly could not activate and sell new facilities-based Cards. During this period, the Company, in order to maintain its customer base, sold other third party branded Cards.

      Cost of Sales. The Company's cost of sales for the year ended June 30, 1999 decreased to $15,278,886 from $36,648,219 for the fiscal year ended June 30, 1998. The decrease of $21,369,333 or 58.3% was due to primarily the decrease in the revenues that the Company experienced during fiscal 1999 as compared to fiscal 1998. During the period the Company attempted to become a facilities-based carrier, cost of sales exceeded net sales due to the Company not being able to route its traffic on least cost providers due to its inability to prepay carriers as a result of its limited capital. During the period the Company relied on third parties to monitor processing of calls and as a result the Company incurred significant returns of Cards due to the inability of the Company to confirm the usage of such Cards. In addition, in November, 1998 the Company began to purchase the international termination portion of its services from TecNet, which at that point did not have favorable international rates. Accordingly, the cost of sales of a major portion of the year's revenues exceeded revenues. In fiscal 1998, the Company incurred a $2.8 million charge to cost of sales for Cards activated by Premiere in error. The Company did not incur any similar charges in fiscal 1999. However, the Company accrued approximately $.3 million in federal excise tax payments in cost of sales in fiscal 1999. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

      Gross Profit (Loss). Gross loss for the fiscal year ended June 30, 1999 was $4,884,328 as compared to a gross loss of $1,615,686 for the fiscal year ended June 30, 1998. This gross loss was primarily related to the lower volume of sales during the period coupled with the Company's liquidity problems preventing it from obtaining the least cost routing for telecommunications services. The Company's gross losses during fiscal 1999, were attributable to the Company's inability to purchase telecommunications services on a least cost basis due to the Company's liquidity problems which precluded prepayment for services.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1999 decreased by 32.4% from $9,232,477 for the fiscal year ended June 30, 1998 to $6,242,157. The decrease in selling general and administrative expenses was due primarily to:

      (i) Decrease in bad debt expense of $1.1 million due to the decrease in accounts receivable aged over 90 days at the end of fiscal 1999.

      (ii)  Decrease in directors compensation expense of $1.2 million.

      (iii) Decrease of $.3 million in research and development charges.

      (iv) Decrease in advertising and promotional expenses of $1.8 million due to the reduced sales of the Company's proprietary brand Cards.

These decreases were partially offset by an increase of salaries and employee related costs of approximately $.4 million during the first two quarters of fiscal 1999 in connection with implementation of its facilities based strategy. The Company reduced its employee count and its Chief Financial Officer resigned in the second half of fiscal 1999. In addition, the Company incurred approximately $.1 million for impairment of customer lists.

      The additional selling, general and administrative expense decrease of approximately $1.2 million related primarily to bad debt expense charges decreasing approximately $1,111,000 due to the decrease in accounts receivable aged over 90 days at the end of the 1999 fiscal year. See "Notes to Consolidated Financial Statements--Concentrations of Credit Risk."

      Loss from Continuing Operations and Net Loss. The increase in loss from continuing operations to $13,566,927 for the year ended June 30, 1999 as compared to $11,996,759 for the year ended June 30, 1998 is primarily attributable to the significant decrease in sales and gross profit due to the impact of returned Cards and its inability to route on least-cost providers which was only partially offset by the decrease in selling, general and administrative expense. In addition, during fiscal 1999 the Company incurred non-cash charges approximately $2.4 million directly related to the issuance of the Convertible Debt and the $1.10 Warrants. The Company incurred no losses from discontinued operations.

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

      Despite the significant sales increase of approximately 35%, two events adversely impacted sales and earnings for fiscal 1998. Sales and earnings for the first half of fiscal 1998 were adversely impacted by the decline in sales to CG Com, which had exclusivity in the Metro Area for the Company's primary brand under an Independent Master Distribution Agreement. CG Com accounted for 52% and 42% of sales during the year ended June 30, 1997 and the three months ended September 30, 1997, respectively. CG Com's percentage of sales declined substantially to 19% of total sales for the year ending June 30, 1998.

      In addition, during the year ended June 30, 1998, Premiere provided approximately 43% of the telecommunications services supplied to the Company. During January, 1998, Premiere unilaterally suspended one of the Company's Card programs and repriced the Cards under another of the Company's programs. Prior to the suspension and repricing of the programs, the Company was selling approximately $4.75 million retail value of Cards per month (approximately $3.2 million net revenue to the Company) under the two programs. Following the suspension and repricing, which made the Company's products less competitive in the marketplace, the monthly sales rate declined to approximately $1.5 million per month retail value (approximately $1.0 million net revenue to the Company) and continued at lower levels thereafter. See "Business--Company History" and "Notes to Consolidated Financial Statements Transactions with Premiere Communications, Inc."

      During the fourth quarter of fiscal year 1998, the Company introduced its facilities-based Cards and its first local access cards (LACs). These Cards significantly lowered the Company's cost of providing long distance services to its customers, thereby having a positive impact upon both the Company's gross margins and its competitiveness in the marketplace due to the additional pricing flexibility created by the lower costs.

      Cost of Sales. The Company's cost of sales for the year ended June 30, 1998 increased to $36,648,219 from $25,161,443 for the fiscal year ended June 30, 1997. The increase of $11,486,776 or 45.7% was primarily related to the increase in revenues that the Company experienced for the fiscal year ended June 30, 1998. Although the Company anticipated that implementation of its facilities-based programs and introduction of additional LACs would substantially increase its gross margins in the future, this effect was not evident during the year ended June 30, 1998 because the volume of sales on these programs was a relatively small portion of total 1998 sales.

      Gross Profit. Gross loss for the year ended June 30, 1998 was $1,615,686 as compared to a gross profit of $866,466 for the fiscal year ended June 30, 1997. During the first quarter of fiscal year 1998, the Company obtained additional discounts from Frontier off the face value of Cards distributed by it which increased the Company's gross margin for the quarter to approximately 8% on sales of over $13,000,000. Gross profit margin was adversely affected for the remainder of the year by the Company's transition to the Premiere agreement under which the Company was unable to negotiate as competitive a discount. The transition to Premiere followed notification by Frontier of their intention to terminate their Prepaid Phone Card division.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1998 increased by 353% from $2,040,749 for the fiscal year ended June 30, 1997 to $9,232,477. This substantial increase of $7,197,432 can be separated into two distinct categories: (i) non-recurring charges and (ii) other expenses resulting from the growth of the business. With respect to non-recurring charges, the Company recorded the following during the year ended June 30, 1998:

      (i) a charge of $1,248,000 for director compensation expense related to the awarding of 300,000 options to directors during March, 1998 for their services as directors of the Company.

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

The foregoing items, totaling approximately $1,769,000, represent 25% of the total increase in selling, general and administrative expenses, which the Company believes will not recur.

      The remaining selling, general and administrative expense increases of approximately $5,716,000 were primarily related to the growth of the business over the prior year and the Company's initial implementation of its plan to increase its infrastructure in anticipation of moving its existing brands to a facilities-based platform, switching and termination arrangements. For the year ending June 30, 1998 the primary increases in selling, general and administrative expenses as compared to the prior fiscal year ending June 30, 1997 were:

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

      The Company anticipated that its recurring growth-related selling, general and administrative expenses, which represented approximately $7.8 million (i.e., $12.4 million total less $4.6 million non-recurring) of the total selling, general and administrative expenses incurred during the year ended June 30, 1998, would continue to increase, but at a substantially lesser rate, during fiscal 1999, as the Company continues to add the necessary operational and administrative infrastructure to support the anticipated growth of the Company. However, since approximately 45% of the total 1998 selling, general and administrative expenses are not expected to recur, the Company expected a significant reduction in overall selling, general and administrative expenses during the 1999 fiscal year.

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

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

      Net Sales. Sales for the year ended June 30, 1997 increased to $26,027,909 from $17,425,199 for the fiscal year ended June 30, 1996, representing an increase of 49.4%. During the six months ended December 31, 1996, the Company terminated its switchless unbundled Card and introduced its branded bundled Cards which it purchased primarily from Frontier. With the Company offering a more reliable Card at more competitive rates, the Company's revenues for the third and fourth quarters of fiscal 1997 were approximately $7,000,000 and $14,000,000 respectively, or about 80% of total 1997 revenues. CG COM, as exclusive distributor in the Metro Area, accounted for approximately 52% of the Company's sales during fiscal year 1997.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1997 increased to $2,035,045 from $654,104 for the year ended June 30, 1996. This increase of $1,380,941 or 211.0% is primarily related to an increase in salaries and personnel-related expenses of $463,683 as the Company's employees increased from 5 to 26 employees by June 30, 1997. The Company's rent expense increased to $92,308 or 177% primarily due to the Company recording a $71,000 non-cash charge for the straight-lining of its rental payments under the lease for the new distribution and administrative headquarters which the Company began occupying April 1, 1997. Advertising, telephone, office expense, bad debt expense, bank charges, repairs and maintenance, and travel and entertainment increased by $186,291, $54,898, $54,702, $51,562, $42,418, $32,116 and $25,569, respectively, primarily related to an increase in the Company's volume of business and greater number of employees. The Company's professional fees also increased by $131,326 primarily in connection with the Company's role in the Heritage litigation as well as having increased needs for accounting and corporate consulting. See "Business--Legal Proceedings." The Company also recorded amortization related to its intangibles of $87,798 primarily due to the acquisition of customer bases during fiscal year 1997.

      Other Expenses. During 1996, the Company participated in the establishment of TecLink, Inc. ("TecLink") as a Mississippi-based Internet service provider by selling TecLink certain Internet service provider assets, intellectual property, computer hardware, software and office equipment (that it had previously purchased from TEC and others) as well as an exclusive value added reseller distribution contract for Direct PC satellite dishes from Hughes Corporation ("Hughes"). In exchange for these assets, the Company received $50,000 cash and a 6% per annum note payable (the "TecLink Note") for $2,405,000 from TecLink due the earlier of December 31, 1998 or upon the completion of TecLink's initial public offering ("IPO"). The TecLink Note was collateralized by the assets of TecLink.

      TecLink and Hughes never reached an accord related to Hughes' responsibilities under its agreement and TecLink experienced losses resulting from not being able to proceed with its initial business plan. As a result of this and other factors, TecLink's IPO was never consummated. Due to the continuing losses, the Company entered into an agreement to acquire the net assets of TecLink as partial satisfaction of the outstanding balance of the TecLink Note from TecLink (then $2,105,000). The Company recorded a loss on the TecLink Note satisfaction of $1,340,230. On June 1, 1997, the Company established World Access as a wholly-owned subsidiary providing Internet access with the assets reacquired from TecLink. As of June 30, 1997, management determined that it needed to focus on its core business and would discontinue the operations of World Access by selling its net assets. On October 1, 1997, the Company entered into an agreement to sell the customer base, the equipment and software which services the customer base and the Company's obligations under its leases for its premises to Meta3, Inc. ("Meta3"), a Mississippi corporation in a similar business. The assets sold had a book value of $988,347. The agreement called for Meta3 to pay for the assets sold over a ten month period, commencing November, 1997 (the "Purchase Period"), based on the number of subscribers in the identified customer base, adjusted for its attrition rate for the first five months of the Purchase Period. See "Notes to Consolidated Financial Statements--Related Party Transactions."

      Loss from Continuing Operations. The Company's switchless unbundled product, which was terminated during the quarter ended September 30, 1996 and was replaced by the offering of bundled products during the second half of fiscal 1997, had not been a profitable, nor a reliable product. It is primarily for this reason that the Company experienced a loss (before other expenses) of $1,168,579 for the year ended June 30, 1997. The Company further experienced a loss on the Note satisfaction (as described above) of $1,340,230. As a result, the Company's loss from continuing operations was $2,480,253.

      Loss from Discontinued Operations. As described above, management resolved, as of June 30, 1997 that it would discontinue the operations of World Access. As a result of the agreement with Meta3, the Company accrued a loss on disposal of $893,347. World Access reported a net loss from operations of $175,914 for the one month ended June 30, 1997. Therefore, the Company's total loss from discontinued operations aggregated $1,069,261 for the year ended June 30, 1997.

      Net Loss. Due to its market and customer service issues related to its products during the first half of fiscal 1997 and losses related to TECLink and World Access, the Company recorded a net loss of $3,549,514 for the year ended June 30, 1997.

Liquidity and Capital Resources

      The Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, significant arrearages on trade payables, significantly reduced sales revenues and aggregate gross loss on its products, such realization of assets and satisfaction of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent in the near term on the ability of TecNet to finance the Company's telecommunications products and services and working capital short-falls and TecNet's and the Company's ability to provide reliable and competitive Cards. Additionally, the Company's stability is dependent up on its ability to raise capital, develop market share, achieve profitable operations, and generate sufficient cash flow from operations and financing sources to meet obligations.

      During the first quarter of fiscal 1999, the Company addressed its working capital needs through the issuance of $1.2 million 10% six-month notes. As of May, 1999, these notes and accompanying warrants were exchanged for the Convertible Debt plus the $1.10 Warrants to purchase 1,800,000 shares of Common Stock at $1.10 per share. As the Company achieves its new strategy of becoming a sales, marketing and distribution company, it anticipates additional cash flow from increased sales and a return to profitability. The Company is continuing to negotiate agreements with suppliers, primarily TecNet. There can be no assurance that the negotiations with these entities will be successful or that the Company will be able to continue to market bundled cards. Operationally, the Company has reduced substantially its selling, general and administrative expenses. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found.

      As previously reported, the Company originally intended to migrate its traffic to its own facilities, thereby becoming a facilities-based carrier and thereby increasing its cash flow. The Company, due to network and ensuing problems, was unable to generate or finance sufficient capital to fully implement its facilities-based operations strategy. Accordingly, in connection with its strategy to become a sales, marketing and distribution company, the Company continues to receive (i) working capital from TecNet to enable the Company to meet its current operating expenditures, (ii) origination and termination services through the network facilities of TecNet, and (iii) financing of the equipment and operations of a POS distribution network for the Company's Cards from TecNet. There can be no assurances that TecNet will continue to handle traffic for the Company or that TecNet will continue to advance funds for working capital expenditures. Moreover, the Company has accrued significant carrier charges with TecNet and third party providers which it must satisfy. The Company has borrowed a total of $1,884,190 through September 30, 1999 and $2,771,190 through October 25, 1999 from TecNet pursuant to demand promissory notes bearing interest at 10% per annum and has accrued amounts due to TecNet for telecommunications services of $4,938,195 at September 30, 1999 and $7,057,195 at October 25, 1999.

      As a result of the Company's review of its selling, general and administrative expenses, it has achieved reductions in cash needs of approximately $2.5 million. During fiscal year 1999, the Company has reduced its workforce by a total of 30 full-time employees, and reduced the working hours of certain other hourly-compensated personnel. In addition, the Company has (i) deferred payment of half of the salaries of its two senior executives and (ii) consolidated its executive offices and sublet a significant portion of the space originally occupied by the Company.

      The Company's major components of cash flow are as follows:

                                                       YEAR ENDED JUNE 30,
                                              --------------------------------------
                                                1999          1998           1997
                                              --------      --------       --------
Net cash used in operating activities ...   $(2,902,901)  $(3,430,032)   $  (440,074)

Net cash (used in) provided by investing
activities ..............................       (14,805)      (87,181)       171,779

Net cash provided by financing activities     2,965,740     2,898,738        486,375
                                            -----------   -----------    -----------
Net increase (decrease)  in cash ........   $    48,033   $  (618,474)   $   218,080
                                            ===========   ===========    ===========

      Net cash used in operating activities during the year ended June 30, 1999 was $2,902,901, a decrease of $527,131 as compared to $3,430,032 for the year ended June 30, 1998. The net cash used in operating activities during 1999 was primarily comprised of uses of cash of approximately $15.4 million, primarily offset by a number of items which reduced the cash needs by an aggregate of approximately $12.4 million, as explained below.

      The primary factors contributing to decreases in the Company's cash used in operating activities for the year ended June 30, 1999, and analysis of same, follow:

      (i) The Company's net loss was approximately $13.6 million. See "Operations--Year Ended June 30, 1999 Compared to Year Ended June 30, 1999" for a full explanation of the net loss.

      (ii)  Write off of accounts receivable of approximately $.8 million.

      (iii) Decrease in deferred revenue of approximately $1.0 million due to the Company terminating its facilities-based program.

      The foregoing cash uses in operating activities, aggregating approximately $15.4 million, were partially offset by the following items which reduced the cash needs by approximately $12.4 million, primarily accounting for the decreased cash used in operating activities of $3.0 million:

      (i) Increases in accounts payable and accrued expenses, including amounts payable to TecNet for telecommunications services, aggregating approximately $7.2 million.

      (ii) Bad debt expense decreased by approximately $1.1 million and amounted to approximately $.4 million.

      (iii) Amortization of debt issue costs of $1.1 million associated with the issuance of $2.375 Warrants which accompanied the Notes.

      (iv) Loss on modification of debt of $1.2 million associated with the issuance of the $1.10 Warrants which accompanied the Convertible Debt.

      (v) Receivables prior to allowances for bad debt or write-off, decreased approximately $1.5 million, due to the Company's lack of sales.

      (vi)   Decreases in inventory of $.3 million.

      (vii) Decreases in carrier deposits and other assets of $.2 million due to the Company terminating its facilities based Card program.

      (viii) Other write-downs and write-offs associated with operating activities aggregating $.5 million.

      Net cash used in operating activities during the year ended June 30, 1998 was $3,430,032, an increase of $2,989,958 as compared to $440,074 for the year ended June 30, 1997. The net cash used in operating activities during 1998 was primarily comprised of uses of cash of approximately $14.3 million, primarily offset by a number of items which reduced the cash needs by an aggregate of approximately $10.9 million, as explained below.

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

      (v) Deferred revenues related to the introduction of four of the Company's five facilities-based programs during the fiscal year 1998 fourth quarter approximated $1.0 million.

      (vi) Other writedowns and writeoffs associated with operating activities aggregated approximately $0.5 million.

      (vii) Other operating activities represented net sources of cash of approximately $0.2 million.

      The net cash used in operating activities of approximately $0.4 million during fiscal year 1997 was composed primarily of approximately $5.6 million of cash uses, largely offset by approximately $5.1 million of operating cash sources. The primary factors contributing to the increases in the Company's cash used in operating activities for the year ended June 30, 1997, and analysis of same, follow:

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

      (iii) Prepaid expenses decreased by approimately $0.5 million related to the Company's termination of its switchless unbundled Card program during the quarter ended September 30, 1996.

      (iv) Cash provided by discontinued operations approximateted $0.9 million due to the disposal of World Access. See "Notes to Consolidated Financial Statements--Related Party Transactions."

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

      Cash used in investing activities in fiscal 1999 was solely related to capital expenditures of $14,508, which was not material as compared to capital expenditures of $87,181 in fiscal 1998.

      Cash used in investing activities in 1998 was solely related to capital expenditures of $87,181, which was not material. Cash provided by investing activities of $171,779 during fiscal 1997 is primarily due to receipt of a payment of $200,000 on the TecLink Note. Cash used in investing activities of $461,003 during fiscal 1996 is primarily related to the purchase of communications equipment valued at $533,625, which subsequently was sold as part of the TecLink transaction, partially offset by the receipt of $150,000 in cash related to payments on the note receivable from TecLink and sales of assets during fiscal 1996. See "Notes to Consolidated Financial Statements--Related Party Transactions."

      Cash provided by financing activities in fiscal 1999 of $2,965,740 is primarily related to the issuance of promissory notes to TecNet of $1,624,190 and issuance of the Convertible Debt and the $100,000 promissory note issued to a family member of an officer/director. The Company also received net proceeds from the exercise of certain $1.50 Warrants pursuant to which 44,750 shares of Common Stock were purchased at $1.50 a share. These receipts were offset by payments to Prime pursuant to its note in the amount of $25,575.00.

      The increase in cash provided by financing activities in fiscal 1998 of $2,919,159 is primarily related to the exercise of certain $1.50 Warrants (the "$1.50 Warrants") pursuant to which 1,955,825 shares of the Company's Common Stock were purchased at $1.50 per share yielding approximately $2,933,738 of proceeds to the Company.

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

      For the year ended June 30, 1999, the Company experienced a substantial operating loss before discontinued operations of $13,566,927 and used $2,902,901 cash in operating activities. The Company's cash position at June 30, 1999 approximated $157,000 and its working capital deficit approximated $11,553,000. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

      Since June 30, 1998, the Company has raised cash through the issuance of $1,200,000 principal amount of its 10% Notes and subsequent exchange thereof for the Convertible Debt. As the Company increasingly sells more of its Cards, which significantly improve the Company's ability to generate cash, its capital requirements are expected to progressively decline on a monthly basis until the Company begins to generate positive cash flow, which the Company believes will occur during the second half of the 2000 fiscal year. There can be no assurance that the Company's projections for positive cash generation commencing in the second half of fiscal 2000 will be realized.

      To date, capital expenditures have not been material.

      The Company's ability to continue to sell its Cards depends upon whether it can continue to maintain a favorable relationship with its suppliers of debit cards and platform, switching and terminating facilities, primarily TecNet and TecNet's continuing willingness to finance operating cash flow. The Company currently obtains dedicated facilities primarily from TecNet. During the year ended June 30, 1999, the Company obtained approximately 70% of its telecommunications services from TecNet and borrowed approximately $1.9 million pursuant to demand promissory notes.

There can be no assurance that the negotiations with TecNet or other suppliers will be successful. In addition, the Company is in negotiations with Premiere to resolve claims arising out of the September 26, 1997 agreement with Premiere relating to development and marketing of Cards. In this context, it should be noted that the Company is seeking damages suffered by it and disputing alleged "take or pay" obligations. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

      On March 31, 1998, the Company entered into the Investment Agreement in which Premiere received 61,050 shares of $.001 par value voting series A Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented the outstanding accounts payable balance at March 31, 1998. The $6,105,093 consisted of $3,236,104 attributed to the normal course of business and $2,868,989 of charges for excess minutes processed by Premiere on cards sold. During the third quarter of fiscal 1998, the Company incurred the charge of $1,468,112 and invoiced the remaining $1,400,877 to the Company's main distributor. During the fourth quarter of 1998, this distributor informed the Company that no monies had been collected on the excess minutes and refused to pay the $1,400,877 invoice. Therefore, the Company reversed the sale of these minutes during the fourth quarter. The $2,868,969 representing the total charges related to these excess minutes is included as a separate component of cost of sales. The $2,868,969 consists of the $1,400,877 recorded in the fourth quarter as a reversal of a sale and the $1,468,112 which was originally recorded as part of selling, general, and administrative expenses and reclassed to cost of sales in the fourth quarter. The Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement, by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $8.3463, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 731,462 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment for certain subsequent securities issuances. The Company may call the redemption of each share of Preferred Stock at any time for $100 a share plus accrued dividends. See "Business--Company History" and "Notes to Consolidated Financial Statements--Transactions with Premiere Communications, Inc."

Financing Requirements

      To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 $1.50 Warrants to purchase shares of the Common Stock of the Company at $1.50 per share, which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's 10% Notes with warrants to purchase shares of the Company's Common Stock at $2.375 per share; (v) issuance of a $100,000 10% promissory note to an officer/director family member; (vi) exchange of such notes and warrants, and
(vii) the sale of $1,884,190 in demand promissory notes to TecNet ($2,771,190 through October 25, 1999) all in offerings exempt from registration under the Securities Act.

      The Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, significant arrearages on trade payables significantly reduced sales revenues and aggregate gross loss on its products, such realization of assets and satisfaction of liabilities is subject to significant uncertainty. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on the willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital shortfalls and TecNet's and the Company's ability to provide reliable and competative Cards. Additionally the Company's stability is dependent up on its ability to raise capital, develop market share, achieve profitable operations, and generate sufficient cash flow from operations and financing sources to meet obligations. The independent auditors' opinion on the Company's Consolidated Financial Statements includes a going concern paragraph based on the significant losses from operations, significant deficits in working capital and net worth and the Company's economic dependence on its 21% stockholder to provide significant telecommunications products and services and funding for operating cash flows.

      To date, the Company has no existing bank lines of credit and has not established any sources for such financing. The Company is dependent upon TecNet and its affiliates to finance telecommunciations services and operations requirements. The parties are negotiating long-term arrangements. As of October 25, 1999, no written agreement has been consummated. The Company believes that such an arrangement can be consummated. However, there can be no assurance that such funding will be available to the Company, or if available, will be available in either a timely manner or upon terms and conditions which are acceptable to the Company.

      For the year ended June 30, 1999, the Company experienced a substantial operating loss before discontinued operations of approximately $13.6 million and used approximately $2.9 million of cash in operating activities. The Company's cash position at June 30, 1999 approximated $150,000 and its working capital deficit approximated $11.6 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

      Since June 30, 1998, the Company has raised cash through the issuance of $1,200,000 principal amount of its 10% Notes, which were subsequently exchanged for the Convertible Debt. The majority of this cash was previously used by the Company to make facility deposits and to prepay for facilities usage and to address existing obligations. Since November, 1998, the Company has been dependent upon TecNet financing its short-fall in cash flow to finance operations and the provision of telecommunications services by TecNet. In addition, the Company has imposed a fifty percent deferral of its two executive's salaries and subleased a portion of it headquarters to reduce the short fall in cash requirements. As the Company increasingly sells more of its Cards, its capital requirements are expected to progressively decline on a monthly basis until the Company begins to generate positive cash flow, which the Company believes will occur during the second half of the 2000 fiscal year.

      The Company expects capital requirements of appoximately $2.0 million during fiscal 2000, before it begins to generate positive cash flow during the second half of fiscal 2000. The foregoing amount includes further expansion of the Company's LACs into additional cities and expanding the Company's distribution network. If cash needs prove to be greater than contemplated, the Company will need to slow its expansion of its LAC offerings to additional cities during 2000 to fund its operating shortfall during the second half of fiscal 1999 or until the Company becomes cash flow positive. Also, the Company expects to consider other financing opportunities during the 2000 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in the latter half of fiscal 2000 will be sufficient to fund its operations throughout the 2000 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing in the second half of fiscal 1999 will be realized.

      The Company's ability to implement its new strategy to become a sales, marketing and distribution company and to generate sufficient cash flow to begin to address its obligations to TecNet and other suppliers will be dependent upon continued financing by TecNet of cash flow needs and continued financing of telecommunications services by TecNet. In addition, the Company will need to raise long-term capital. There can be no assurance that such financing will continue to be available to the Company from TecNet or that long-term financing will be obtained, or if available, will be available in either a timely manner or upon terms and conditions acceptable to the Company.

Market Risk

      The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and note payable at June 30, 1999 and 1998, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Seasonality

      The business of the Company does not experience significant seasonality.

Inflation

      Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

The Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in their date fields. These programs were designed and developed without considering the impact of the upcoming change in the century (the "Year 2000 Issue"). If not corrected, many computer applications could fail or create erroneous results on or after January 1, 2000.

      During the last two fiscal quarters of 1999, the Company surveyed its internal hardware and software to determine operational performance in connection with the Year 2000 Issue. The survey has resulted in a determination that the Company's internal systems will operate properly on and after January 1, 2000. In this connection a number of upgrades supplied by manufacturers have been installed. In addition, the Company's newly installed accounting system (Solomon) has been confirmed by the manufacturer as Year 2000 Issue compliant.

      In addition, the Company has contacted its key supplier, TecNet, and other vendors to assure that they have addressed the Year 2000 Issue as regards continuing provision of services to the Company and received assurances that the Year 2000 Issue has been addressed.

      The Company is dependent on TecNet to provide a Year 2000 Issue compliant product and service. Management has received assurance that TecNet has addressed the issues and implemented a viable Year 2000 Issue contingency plan for all of the products and services utilized by the Company.

      None of the Company's Card activations are date-dependent. All activations and deactivations are based on payment and usage only, as a normal debit account works.

      As all of the Company's telecommunication services are provided bundled by TecNet, the Company and TecNet have reviewed the potential issues raised by the Year 2000 Issue for the multiple carriers used by TecNet and have developed alternate routing plans to maintain uninterupted service in the event one or more carriers experiences difficulties on or after January 1, 2000.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") no. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company believes that its financial instruments as described elsewhere in this Form 10-K are not subject to material market risk. The carrying values of financial instruments, including cash and notes payable at June 30, 1999 and 1998, respectively approximates fair market value due to the short maturity of each of the instruments and due to the fact that the interest rates approximate current market rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and related Notes thereto and the financial information required to be filed herewith are included on pages F-1 to F-28 and Schedule S-1 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

      The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the corresponding sections of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") for its Annual Meeting of Stockholders to be held on December 9, 1999.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) Consolidated Financial Statements and Financial Schedules

      (1)  Consolidated Financial Statements
                                                                         Page(s)
                                                                         -------
           Report of Independent Certified Public Accountants.............  F-2

           Consolidated Balance Sheets as of June 30, 1999 and 1998.......  F-3

           Consolidated Statements of Loss for the years ended
           June 30, 1999, 1998 and 1997 ..................................  F-4

           Consolidated Statements of Stockholders' Equity (Deficit)
           for the years ended June 30, 1999, 1998 and 1997 ..............  F-5

           Consolidated Statements of Cash Flows for the years ended
           June 30, 1999, 1998 and 1997 ..................................  F-6

           Notes to Consolidated Financial Statements.....................  F-8

      (2)  Financial Statement Schedule

           Schedule II -- Valuation and Qualifying Accounts................ S-1

(b)   Reports on Form 8-K

           None

(c)   Exhibits

   Exhibit No.                  DESCRIPTION
   -----------                  -----------

      2.1 Articles of Merger and Agreement and Plan of Merger (Incorporated by reference herein to Exhibit 99.1 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      2.2 Agreement and Plan of Reorganization and Amendments (Incorporated by reference herein to Exhibit 99.5 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      3.1 Restated Articles of Incorporation (Incorporated by reference herein to Exhibit 3(i) of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      3.2 Amended and Restated ByLaws (Incorporated by reference herein to Exhibit (3)(ii) of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      4.1 Certificate of Designations of Series A. Preferred Stock (Incorporated by reference herein to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q filed on May 15, 1998)

      4.2 Forms of Option Agreement (Incorporated by reference herein to Exhibit 4.2 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      4.3 Forms of Warrant Agreement (Incorporated by reference herein to Exhibit 4.3 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      4.4 Form of Note and Warrant Purchase Agreement (Incorporated by reference herein to Exhibit 4.4 of the Company's Annual Report on Form 10-K/A filed January 13, 1999)

      4.5 Note and Warrant Exchange Letter (Incorporated by reference herein to Exhibit 10.2 of the Company's Quaterly Report on Form 10-Q filed May 21, 1999)

      10.1 Services Agreement by and between Innovative Telecom Corporation and DigiTEC 2000, Inc. (Incorporated by reference herein to Exhibit 10.1 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.2      Promissory Note (Incorporated by reference herein to Exhibit
                10.2 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.3 Sublease agreement between Vanity Fair Intimates, Inc. and Promo Tel, Inc. (Incorporated by reference herein to Exhibit 99.2 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.4 TECLink Promissory Note and Agreement (Incorporated by reference herein to Exhibit 99.3 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.5 Asset Purchase Agreement by and between World Access Solutions, Inc. and Meta3, Inc. (Incorporated by reference herein to Exhibit 99.4 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.6 Telephone Electronics Corporation Agreement and Amendments (Incorporated by reference herein to Exhibit 99.6 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.7 TECLink Note Satisfaction Agreement (Incorporated by reference herein to Exhibit 99.7 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.8 Premiere Communications Agreement (Incorporated by reference herein to Exhibit 99.8 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.9 CG Com, Inc. Independent Master Distributor Agreement (Incorporated by reference herein to Exhibit 99.9 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.10 Frank C. Magliato Employment Agreement (Incorporated by reference herein to Exhibit 99.10 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.11 Diego E. Roca Employment Agreement (Incorporated by reference herein to Exhibit 99.11 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.12 DigiTEC 2000, Inc. Stock Incentive Plan (Incorporated by reference herein to Exhibit 99.13 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.13 Larry S. Diamond Employment Agreement (Incorporated by reference herein to Exhibit 99.14 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.14 Frontier Communications International, Inc. Prepaid Telephone Services Distributor Agreement (Incorporated by reference herein to Exhibit 99.15 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.15 Ameridial, Inc. Acquisition Agreement (Incorporated by reference herein to Exhibit 2 of the Company's Quarterly Report on Form 10-Q filed February 13, 1998)

      10.16 Investment Agreement by and between Premiere Communications Inc. and DigiTEC 2000, Inc. dated March 31, 1998 (Incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 15, 1998)

      10.17 Investor Agreement by and between Frank Magliato and Prime Communications, Inc. (Incorporated by reference herein to Exhibit 10.19 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.18 Letter of Agreement by and between Digitec 2000, Inc. and College Enterprise Inc. (Incorporated by reference herein to Exhibit 10.20 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.19 Warranty Bill of Sale and Assignment and Related Agreement by and between DigiTEC 2000, Inc. and Prime Communications, Inc. (Incorporated by reference herein to Exhibit 10.21 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.20 Letter Agreement between DigiTEC 2000, Inc. and certain stockholders of Ameridial, Inc. (Incorporated by reference herein to Exhibit 10.22 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.21 Asset Purchase Agreement among DigiTEC 2000, Inc., Pos Tec Systems, LLC and Total Pos Solutions, LLC (Incorporated by reference herein to Exhibit 2.1 of the Company's Quaterly Report on Form 10-Q filed May 21, 1999)

      10.22 10% Promissory Note (Tec Net, Inc.) (Incorporated by reference herein to Exhibit 10.1 of the Company's Quaterly Report on Form 10-Q filed May 21, 1999)

      10.23 10% Promissory Note (Incorporated by reference herein to Exhibit 2 of the Company's Quaterly Report on Form 10-Q filed February 23, 1999)

      10.24 Letter of Intent to acquire Phonecard Wholesalers, Inc. (Incorporated by reference herein to Exhibit 10.23 of the Company's Annual Report on Form 10-K/A filed January 13, 1999)

      10.25 Settlement Agreement with Frontier Communications, Inc. (Incorporated by reference herein to Exhibit 10.24 of the Company's Annual Report on Form 10-K/A filed January 13, 1999)

      27        Financial Data Schedule

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of DigiTEC 2000, Inc.
   New York, N.Y.

We have audited the accompanying consolidated balance sheets of DigiTEC 2000, Inc. and subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of loss, stockholders' equity (deficit) and cash flows for the years ended June 30, 1999, 1998 and 1997 and the financial statement schedule of Digitec 2000, Inc. and subsidiary (the "Company") listed in Item 14(a) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigiTEC 2000, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has significant deficiencies in working capital and net worth at June 30, 1999 and 1998 and experienced significant losses from continuing operations for the three years ended June 30, 1999, 1998, and 1997. In addition, it has become economically dependent upon a 21% stockholder to fund operating cash flows and to provide significant telecommunications products and services. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(a) to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainties.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

October 25, 1999

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets
================================================================================

June 30,                                                                1999               1998
------------------------------------------------------------------------------------------------
Assets

Current:
   Cash and cash equivalents                                    $    156,756       $    108,722
   Due from TecNet, Inc. (Note 5(e))                                 260,000                 --
   Accounts receivable, net of allowance for bad
      debts of $847,000 and $1,305,000 (Note 3)                      604,586          1,692,222
   Inventory                                                          58,818            393,586
   Prepaid expenses and other                                        133,887            123,953
------------------------------------------------------------------------------------------------
Total current assets                                               1,214,047          2,318,483
Property and equipment, net of depreciation of
   $113,124 and $64,877 (Note 4)                                     141,778            160,040
Customer lists, net of accumulated amortization of
   $583,611 and $334,000 (Notes 2(h) and 7)                          261,559            373,882
Other assets                                                          79,355            287,385
------------------------------------------------------------------------------------------------
                                                                $  1,696,739       $  3,139,790
================================================================================================
Liabilities and Stockholders' Deficit
Current:
   Payable to TecNet, Inc. (Notes 3 and 5(e))                   $  6,849,385                 --
   Accounts payable - trade (Notes 3 and 8(b))                     2,133,887       $  1,379,896
   Accounts payable and accrued expenses (Notes 3,
     5(g), 8(c) and 8(d))                                           1,161,524            486,176
   Payable to Premiere Communications, Inc.
      (Note 6)                                                       583,152            597,132
   Accrued legal                                                     825,615            450,188
   Accrued settlement expenses (Note 8(b))                           991,633            204,126
   Accrued research and development (Note 2(j))                           --            325,000
   Deferred revenue                                                       --            955,117
   Notes payable - (Notes 5(f), 7 and 8(b))                          221,425            147,000
------------------------------------------------------------------------------------------------
Total current liabilities                                         12,766,621          4,544,635
Deferred rent (Note 2(k))                                             66,350             89,545
Convertible debt (See Note 5(d))                                   1,200,000                 --
------------------------------------------------------------------------------------------------
Total liabilities                                                 14,032,971          4,634,180
------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 6 and 8)
Stockholders' deficit
   Series A Callable at $100 per share, Convertible
      Preferred Stock, $.001 par value, 1,000,000
      shares authorized; 61,050 shares issued
      and outstanding, respectively                                       61                 61
   Common Stock, $.001 par value, 100,000,000
      shares authorized; 7,058,998 and 6,814,248
      shares issued and outstanding, respectively                      7,059              6,814
   Additional paid-in capital                                     16,899,123         14,174,283
   Accumulated deficit                                           (29,242,475)       (15,675,548)
------------------------------------------------------------------------------------------------
Total stockholders' deficit (Notes 9 and 10)                     (12,336,232)        (1,494,390)
------------------------------------------------------------------------------------------------
                                                                $  1,696,739       $  3,139,790
================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                                 Consolidated Statements of Loss
================================================================================

                                                                      Year ended June 30,
                                                       ------------------------------------------------
                                                            1999              1998             1997
-------------------------------------------------------------------------------------------------------
Net sales (Note 3)                                     $ 10,394,558      $ 35,032,533     $ 26,027,909
Cost of sales (Notes 3 and 6)                            15,278,886        36,648,219       25,161,443
-------------------------------------------------------------------------------------------------------
        Gross profit (loss)                              (4,884,328)       (1,615,686)         866,466
Selling, general and administrative
   expenses (Notes 2(h), 3, 6, 9(b))                      6,242,157         9,232,477        2,035,045
-------------------------------------------------------------------------------------------------------
        Loss before other income (expenses)             (11,126,485)      (10,848,163)      (1,168,579)
-------------------------------------------------------------------------------------------------------
Other income (expenses):
   Interest expense (Notes 5(c) and 9(b))                (1,245,272)          (59,187)          (5,704)
   Refinancing of debt (Note 5(d) and 9(b))              (1,200,000)               --               --
   Loss on modification of debt terms
       (Note 7)                                                              (287,100)              --
   Other income                                               4,830            10,869           34,260
   Loss on note satisfaction (Note 5(b))                         --                --       (1,340,230)
-------------------------------------------------------------------------------------------------------
        Other expenses                                   (2,440,442)        (335,418)      (1,311,674)
-------------------------------------------------------------------------------------------------------
        Loss from continuing operations                 (13,566,927)      (11,183,581)      (2,480,253)
-------------------------------------------------------------------------------------------------------
Discontinued operations (Notes 5(b) and 14):
      Loss from operations of Cellular Division                  --         (527,061)              --
      Loss from operations of World Access                       --                --         (175,914)
      Loss on disposal of Cellular Division                      --         (114,524)              --
      Loss on disposal of World Access                           --         (171,593)        (893,347)
-------------------------------------------------------------------------------------------------------
        Loss from discontinued operations                        --         (813,178)      (1,069,261)
-------------------------------------------------------------------------------------------------------
Net loss                                               $(13,566,927)     $(11,996,759)    $ (3,549,514)
=======================================================================================================
Net loss per common share-basic and diluted
   (Note 10):
      Loss from continuing operations                  $      (1.96)     $      (1.99)    $       (.55)
      Loss from discontinued operations                          --              (.15)            (.23)
-------------------------------------------------------------------------------------------------------
                                                       $      (1.96)     $      (2.14)    $       (.78)
=======================================================================================================
Weighted average number of common and common
   equivalent shares outstanding used in basic and
   diluted                                                6,913,495         5,618,994        4,579,075
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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                       Consolidated Statements of Stockholders' Equity (Deficit)
================================================================================

                                                     Preferred stock       Common stock          Additional
                                                   ------------------  ---------------------       paid-in       Accumulated
                                                    Shares   Amount     Shares       Amount        capital         deficit
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                  --     --      4,664,427       4,664       3,251,557        (129,275)
   Acquisition of treasury stock (Note 3(a))            --     --             --          --              --              --
   Retirement of treasury stock                         --     --       (130,259)       (131)       (135,145)             --
   Exercise of warrants                                 --     --        324,250         325         486,050              --
   Net loss                                             --     --             --          --              --      (3,549,514)
------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                                  --     --      4,858,418       4,858       3,602,462      (3,678,789)
   Exercise of warrants                                 --     --      1,955,825       1,956       2,931,782              --
   Issuance of options to directors in lieu
     of compensation (Note 9)                           --     --             --          --       1,248,000              --
   Adjustment:  Fractional shares                       --     --              5          --              --              --
   Issuance of preferred stock to satisfy
     trade payable (Note 6)                         61,050     61             --          --       6,104,939              --
   Issuance of option related to debt
     modification                                       --     --             --          --         287,100              --
   Net loss                                             --     --             --          --              --     (11,996,759)
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                              61,050   $ 61      6,814,248    $  6,814    $ 14,174,283    $(15,675,548)
   Exercise of warrants                                 --     --         44,750          45          67,080              --
   Issuance of Warrants accompanying 10%
     six-month notes (Note 5(c))                                                                   1,120,000
   Issuance of common stock relating to asset
     purchase (Note 11(b))                                               200,000         200         299,800              --
   Issuance of warrants accompanying
     convertible debt (Note 5(d))                                                                  1,200,000
   Contributed capital (Note 5(e))                                                                    37,960
   Net loss                                                                                                      (13,566,927)
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                              61,050   $ 61      7,058,998    $  7,059    $ 16,899,123    $(29,242,475)
==============================================================================================================================


                                                     Treasury stock              Total
                                                 -----------------------     stockholders'
                                                  Shares       Amount       equity (deficit)
--------------------------------------------------------------------------------------------
Balance, June 30, 1996                                --             --       3,126,946
   Acquisition of treasury stock (Note 3(a))     130,259       (135,276)       (135,276)
   Retirement of treasury stock                 (130,259)       135,276              --
   Exercise of warrants                               --             --         486,375
   Net loss                                           --             --      (3,549,514)
--------------------------------------------------------------------------------------------
Balance, June 30, 1997                                --             --         (71,469)
   Exercise of warrants                               --             --       2,933,738
   Issuance of options to directors in lieu
     of compensation (Note 9)                         --             --       1,248,000
   Adjustment:  Fractional shares
   Issuance of preferred stock to satisfy
     trade payable (Note 6)                           --             --       6,105,000
   Issuance of option related to debt
     modification                                     --             --         287,100
   Net loss                                           --             --     (11,996,759)
--------------------------------------------------------------------------------------------
Balance, June 30, 1998                                --    $        --      (1,494,390)
   Exercise of warrants                                                          67,125
   Issuance of Warrants accompanying 10%
     six-month notes (Note 5(c))                                              1,120,000
   Issuance of common stock relating to asset
     purchase (Note 11(b))                                                      300,000
   Issuance of warrants accompanying
     convertible debt (Note 5(d))                                             1,200,000
   Contributed capital (Note 5(e))                                               37,960
   Net loss                                                                $(13,566,927)
--------------------------------------------------------------------------------------------
Balance, June 30, 1999                                                     $(12,336,232)
============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                             Consolidated Statements of Cash Flows (See Note 13)
================================================================================

                                                                              Year ended June 30,
                                                                --------------------------------------------
                                                                     1999            1998          1997
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                     $(13,566,927)   $(11,996,759)  $ (3,549,514)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Provision for bad debts (Note 3(c))                          356,059       1,467,656        196,752
        Provision for bad debts - Cellular Division                       --          52,463             --
        Write-off of accounts receivable (Note 3(c))                (814,059)       (222,656)      (130,000)
        Write-down of inventory                                           --         206,281        (33,000)
        Depreciation                                                  48,247          50,675         11,657
        Amortization of customer lists                               250,054         236,256         87,798
        Impairment of customer lists                                 147,089              --             --
        Promotional expense                                               --       2,868,989             --
        Deferred revenue                                            (955,117)        955,117       (567,136)
        Deferred rent                                                (23,195)         18,545         71,000
        Amortization of debt issue cost (Note 5(c))                1,120,000              --             --
        Services provided by shareholder (Note 5(e))                  37,960              --             --
        Directors' compensation                                           --       1,248,000             --
        Refinancing of debt                                        1,200,000              --             --
        Loss on modification of debt terms                                --         287,100             --
        Loss on disposal of World Access                                  --         171,593        893,347
        Write-down of Cellular Division                                   --         114,524             --
        Loss on write-down of note receivable                             --              --      1,340,230
        (Increase) decrease in:
           Accounts receivable                                     1,545,636      (1,161,958)    (1,539,648)
           Inventory                                                 334,768        (381,433)      (146,948)
           Prepaid expenses and other                                 (9,934)       (104,727)       470,047
           Carrier deposits and other                                208,030        (258,093)            --
        Increase (decrease) in:
           Payable to TecNet Inc.                                  4,965,195              --             --
           Accounts payable - trade                                  753,991      (1,030,860)     1,735,432
           Accounts payable and accrued expenses                     675,348         (94,347)       486,322
           Payable to Premiere Communications, Inc.                  (13,980)      3,709,220        123,923
           Accrued legal                                             375,427         402,875         26,739
           Accrued settlement                                        787,507         204,126             --
           Accrued research and development                         (325,000)        325,000             --
------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities of
                continuing operations                             (2,902,901)     (2,932,413)      (522,999)
Net cash provided by (used in) operating activities of
   discontinued operations                                                --        (497,619)        82,925
------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities               (2,902,901)     (3,430,032)      (440,074)
------------------------------------------------------------------------------------------------------------
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                               Consolidated Statements of Cash Flows (continued)
================================================================================

                                                                              Year ended June 30,
                                                               ---------------------------------------------
                                                                      1999           1998           1997
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                        $   (14,805)   $   (87,181)   $   (69,439)
   Proceeds from repayment of related party loans                       --             --         41,218
   Payment received on note receivable                                  --             --        200,000
------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing
                activities                                         (14,805)       (87,181)       171,779
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of TecNet notes                        1,624,190             --             --
   Proceeds from issuance of promissory notes                    1,300,000             --             --
   Repayment of Prime Communications loan                          (25,575)       (35,000)            --
   Proceeds from exercise of warrants                               67,125      2,933,738        486,375
------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities          2,965,740      2,898,738        486,375
------------------------------------------------------------------------------------------------------------
              Net increase (decrease) in cash                       48,034       (618,475)       218,080
Cash and cash equivalents beginning of period                      108,722        727,197        509,117
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents end of period                        $   156,756    $   108,722    $   727,197
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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

1. The Company                    (a) Liquidity and Basis of Presentation

                                      The accompanying consolidated financial
                                      statements of the Company have been
                                      prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, significant arrearages on trade payables, significantly reduced sales revenues, and aggregate gross loss on its products, such realization of assets and satisfaction of liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on the willingness and ability of TecNet, Inc. ("TecNet"), a wholly owned subsidiary of Telephone Electronic Corporation ("TEC"), a holder of approximately 21% of the Company's Common Stock, to finance the Company's telecommunications products and services and working capital short-falls and TecNet's and the Company's ability to provide reliable and competitive prepaid telephone cards. Additionally, the Company's stability is dependent upon its ability to raise capital, develop market share, achieve profitable operations, and to generate sufficient cash flow from operations and financing to meet obligations.

                                      In November, 1998, the Company, due to
                                      network and ensuing liquidity problems,
                                      initiated a strategy of focusing on sales, marketing and distribution in lieu developing as a facilities-based carrier. In connection with the Company's initiation of this new strategy, TecNet began to provide significant telecommunications services, to finance operations and carry the unprocessed minutes on the Company's remaining facilities based Cards, as hereinafter defined. Total telecommunications services provided by TecNet amounted to approximately $4.4 million during the period November 1998 through April 1999. No written agreement with respect to the terms of payment for those services has been made to date. In February, 1999, the Company began to receive funds for operating cash flows on a semi-monthly basis from TecNet through the issuance of demand promissory notes. These funds were used to finance the Company's operations. As of June 30, 1999, the Company had borrowed $1,884,000, and as of October 25, 1999 the Company has borrowed an additional $887,000, in the form of demand promissory notes from TecNet. Beginning May, 1999, the Company terminated its facilities based products and TecNet became the primary supplier of bundled cards to the Company. There can be no assurance that the Company will be able to continue to finance its operations and continue to obtain bundled cards at comparable rates through TecNet. Currently however, the Company continues to be dependent on TecNet providing financing and telelcommunications support to the Company.

                                  (b) Business

                                      DigiTEC 2000, Inc. and subsidiary (the
                                      "Company") is primarily engaged in the
                                      distribution, marketing and sales of
                                      prepaid telephone calling cards ("Cards").
                                      It currently markets its telephone calling card products principally throughout the New York tri-state metropolitan area.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

2. Summary of Significant         (a) Principles of Consolidation
   Accounting Policies

                                      The consolidated financial statements
                                      include the accounts of the Company and, from June 1, 1997, through October 1997, its wholly-owned subsidiary, World Access Solutions, Inc. ("World Access") and from March 4, 1999 through June 30, 1999, its wholly owned subsidiary, POS TEC Systems, LLC ("POS TEC"). All significant intercompany balances and transactions have been eliminated. (See Notes 5 and 12.)

                                  (b) Use of Estimates

                                      In preparing the consolidated financial
                                      statements in conformity with generally
                                      accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

                                      Revenue from the sale of proprietary,
                                      branded, facilities-based prepaid phone
                                      Cards and the related costs of providing long distance services are recognized as the telephone calls are completed by end users. A monthly access fee of $.25 per Cards is recognized at the beginning of each month commencing thirty days after the first use of the Card. Unused calling time is recognized into income on the expiration date of the Card, twelve months after activation, subject to applicable state escheat laws. Amounts collected prior to the recording of revenue are classified as Deferred Revenue. As of April 30, 1999, the Company no longer provided facilities-based Cards.

                                      Revenue from Point of Sale ("POS") sales, in particular, sales by the Company's subsidiary POS TEC, are recognized upon activation of Cards. Activation occurs when the end-user purchases a card from a retailer. Related costs of the Cards is simultaneously charged to the cost of sales.

                                  (d) Allowance for Bad Debts

                                      The Company maintains an allowance for bad debts to provide for estimated future losses due to lack of collectibility of customers' accounts. These allowances are based on a detailed analysis of delinquencies, an assessment of overall risks, management's evaluation of probable losses, historical performance, and the credit grade of certain customers. Specific accounts are written off when the probability of loss has been established in amounts determined to cover such losses after considering the customer's financial condition. (See Note 3(c))

                                  (e) Cash and Cash Equivalents

                                      The Company considers cash and cash
                                      equivalents as those highly liquid
                                      investments purchased with original
                                      maturities of three months or less. The
                                      risk associated with cash and cash
                                      equivalents in banks is considered low as management utilizes financial institutions with a credit quality of at least AA.

                                  (f) Inventory

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      Inventory, consisting primarily of
                                      unactivated Cards and is stated at the
                                      lower of cost or market. Cost is
                                      determined by the first-in, first-out
                                      (FIFO) method.

                                  (g) Property and Equipment

                                      Property and equipment are stated at cost.
                                      Depreciation and amortization are
                                      calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years.

                                  (h) Customer Lists

                                      Customer lists were purchased from third parties during 1999, 1998 and 1997. These costs are amortized on a straight-line basis over the estimated useful lives of the customer bases acquired, which approximate three years. The Company periodically evaluates the recoverability of these intangibles based on several factors, including management's intention with respect to the acquired assets and the estimated future non-discounted cash flows expected to be generated by such assets. During the fourth quarter of fiscal 1999, management adjusted their valuations of several customer lists. Based on managements evaluations, the Company recorded approximately $147,000 as an impairment of these intangibles.

                                  (i) Carrier Deposits

                                      Carrier deposits represent deposits
                                      required by the facilities providers to
                                      secure usage of telecommunications
                                      facilities. Carrier deposits are included in other assets for financial statement purposes. As of April 30, 1999, the Company no longer provided facilities-based cards and all carrier deposits were offset against outstanding carrier trade payables.

                                  (j) Research and Development

                                      Research and development costs consist of costs to develop customized programs for the Company's Prepaid Phone Card products and services. These costs are recorded as period expenses when incurred and included in selling, general and administrative expenses. For the year ended June 30, 1998, the amount of $325,000 represents the Company's portion of the development costs incurred pursuant to the agreement with College Enterprises, Inc. ("CEI"), which offers telecommunications services to certain universities and schools. The Company is no longer selling cards to CEI and does not anticipate further activity, with CEI.

                                  (k) Deferred Rent

                                      The Company accounts for rent on a
                                      straight-line basis over the term of the leases. The effect of such adjustment for the years ended June 30, 1999, 1998 and 1997 was approximately $23,000 and $19,000 and $71,000, respectively.

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

                                  (n) Loss Per Share

                                      The computation of loss per common share is based on the weighted average number of common shares and common stock equivalents (convertible debt, convertible preferred shares, stock options and warrants), assumed to be outstanding during the year. The dilutive losses per share have not been presented since the effect of the options and warrants to purchase common stock and the convertible preferred stock were anti-dilutive.

                                  (o) Fair Value of Financial Instruments

                                      The carrying values of financial
                                      instruments, including cash and
                                      notes payable at June 30, 1999 and 1998, approximate fair value as of those dates because of the relatively short-term maturity of these instruments and because their interest rates approximate current market rates.

                                  (p) Reclassifications

                                      Certain amounts as previously reported
                                      have been reclassified to conform to the 1999 presentation.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                  (q) Recent Accounting Pronouncements

                                      In June 1998, the Financial Accounting
                                      Standards Board issued Statement of
                                      Financial Accounting Standards ("SFAS")
                                      no. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities",
                                      requires companies to recognize all
                                      derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Comapny does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

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

                                  (a) Geographic Concentration of Sales

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      The Company currently distributes and
                                      markets its Cards primarily in the New
                                      York/New Jersey metropolitan area (the
                                      "Metro Area"). The Company sells Cards in
                                      29 states, Puerto Rico, Mexico and the
                                      U.S. Virgin Islands. The Metro Area sales accounted for approximately 82%, 63% and 79% of the Company's total sales for the years ending June 30, 1999, 1998 and 1997, respectively. No other areas accounted for more than 10% of the Company's sales.

                                  (b) Concentration of Customer Accounts

                                      The Company utilizes master distributors to distribute its prepaid cards. The master distributors and their respective percentages of sales and accounts receivables are:

Distributor                              Sales             Accounts receivables
                                  1999   1998   1997         1999     1998

Phonecard Wholesalers             18%     19%    2%           39%      73%
CG Com                            0%      19%    52%          0%       0%
TMG                               19%     3%     0%           39%      4%

                                      No other customer accounted for more than 10% of sales or outstanding accounts reveivable.

                                  (c) Allowance for Bad Debts

                                      During the quarter ended June 30, 1999
                                      and 1998, the Company recorded bad debt
                                      expenses of approximately $356,000 and
                                      $1,468,000, respectively. During the
                                      fourth quarter of fiscal 1999 and 1998,
                                      the Company, wrote off approximately
                                      $814,000 and $223,000 of accounts
                                      receivable against its reserves,
                                      respectively. During the first three
                                      quarters of fiscal 1999 and 1998,
                                      management, based on prior experience,
                                      believed that accounts receivable would be collected. However, by year end, management decided that due to the increased amount of receivables aged over 90 days and certain customers whose balance exceed one year that the risk of asset impairment had increased and, accordingly, that both a write-off of selected accounts and an increased reserve for bad debt was necessary.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                  (d) Concentration of Suppliers of
                                      Telecommunications Services

The Company purchases telecommunications services from six main suppliers. The suppliers and their respective percentages of cost of sales and accounts payable are:

--------------------------------------------------------------------------------
Vendor                                 Cost of Sales          Accounts Payable
                                       1999    1998    1997     1999    1998
--------------------------------------------------------------------------------
TecNet                                 34%      0%       0%       53%       0%
Allied Communications Holdings         20%      0%       0%        0%       0%
Qwest Communications, Inc.             11%      1%       0%        9%       6%
ATI Telecom, Inc.                       5%     14%       0%        2%      14%
Premiere Communications, Inc.           3%     43%      30%        6%      23%
Frontier Communications, Inc.           0%     35%      48%        2%      19%
--------------------------------------------------------------------------------

No other vendor accounted for more than 10% of cost of sales or outstanding accounts payable.

4. Property and Equipment         Major classes of property and equipment are:

                                                                    Estimated
                                                June 30,             useful
                                          -------------------        lives
                                            1999       1998        (in years)
       -------------------------------------------------------------------------
       Computer equipment                  204,771   $182,222           3
       Furniture, fixtures and office
          equipment                         28,720     21,284           5
       Vehicles                             21,411     21,411           5
       -------------------------------------------------------------------------
       Property and equipment              254,902    223,917
       Less: Accumulated depreciation      113,124     64,877
       -------------------------------------------------------------------------
       Property and equipment, net        $141,778   $160,040
       =========================================================================

                                  Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was approximately $48,000, $51,000 and $12,000, respectively.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

5. Related Party                  (a) On January 20, 1996, the Company
   Transactions                       purchased certain Internet service
                                      provider assets consisting primarily of
                                      computer hardware, software and office
                                      equipment from TEC in exchange for
                                      1,605,385 shares of the Company's
                                      restricted common stock valued at
                                      approximately $1.7 million based on the
                                      estimated fair values of the assets
                                      received. TEC is a communications company headquartered in Jackson, Mississippi that provides local and long distance telephone exchange services and provides other telecommunications services nationally.
                                      Subsequent to the purchase date, the
                                      purchase agreement was amended to reflect certain assets which were not delivered by TEC, resulting in a receivable from TEC of $135,276 at June 30, 1996. In November
                                      1996, TEC returned 130,259 of the
                                      Company's shares to the Company. TEC's
                                      current ownership interest at June 30,
                                      1999 was approximately 21%.

                                  (b) The Company helped establish TecLink,
                                      Inc. ("TecLink") as a Mississippi-based
                                      Internet service provider by selling to
                                      TecLink certain Internet service provider assets, intellectual property, computer hardware, software and office equipment (that it had previously purchased from TEC and others) as well as a value added reseller contract (the "Contract") from Hughes Corporation ("Hughes"). The Company received in the sale $50,000 cash and a 6% per annum promissory note of $2,405,000 due the earlier of December 31, 1998 or upon the completion of TecLink's initial public offering. In accordance with the terms of the promissory note, collateralized by the assets of TecLink, $250,000 became due upon the completion of a private placement of TecLink's common stock. TecLink's management believed that Hughes never met their responsibility under the contract, as such, TecLink was never able to fully implement its business plan. As a result of this and other factors, TecLink's initial public offering was never consummated and TecLink continued to experience losses. Due to the continuing losses, the Company entered into an agreement to acquire the net assets as partial satisfaction of its outstanding balance of its note receivable from TecLink ($2,105,000). As a result, the Company recorded a loss of $1,340,230. The Company established World Access as a wholly-owned subsidiary providing Internet access with the net assets re-acquired from TecLink.

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

                                  (c) During September, 1998, the Company issued
                                      $1,200,000 of 10% Six-month Notes (the
                                      "Notes") and warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), subject to certain adjustments. The $2.375 Warrants were exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants were set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants are exempt from registration under the Securities Act of 1933, as amended ("the "Securities Act") pursuant to Regulation D. The fair value of the $2.375 Warrants was recorded as debt issue costs and amortized over the six-month period ending March, 1999 with a $1,120,000 interest charge.

                                  (d) On May 15, 1999 the Company exchanged the
                                      Notes for 10% Two-Year promissory notes
                                      convertible into shares of common stock at $1.10 a share (the "Convertible Debt") which provided for quarterly interest only payments for the first year and quarterly principal payments with interest in the second year. The $2.375 Warrants were concurrently exchanged for new warrants providing for the purchase of up to 1,800,000 shares of Common Stock at $1.10 (the "$1.10 Warrants"). The exchange of the Notes and $2.375 Warrants was exempt from registration under the Securities Act pursuant to Section 4 thereof. The exercise price of the Convertible Debt and $1.10 Warrants was based on the market value of the common stock as of the maturity date of the Notes. As the market price of the common stock was $4.3125 on May 15, 1999, the Company recorded a refinancing charge of $1,200,000 to reflect the intrinsic value of the Convertible Debt up to its gross proceeds. No fair value was allocated to the debt issue costs associated with the warrants. To date the Company has remained current with the terms and interest payments of the Convetible Debt.

                                  (e) In November 1998, as part of its
                                      transition to becoming a sales, marketing and distribution company, the Company reached a verbal agreement with TecNet to carry the remaining unprocessed minutes on the Company's facilities-based debit cards. In February 1999 the Company began funding its operating short fall through the sale of demand promissory notes to TecNet. The demand promissory notes bear interest at the rate of 10% per annum. The Company has no commitment from TecNet for continued financing. Subsequently, in the fourth quarter of fiscal 1999 the Company reached a verbal agreement with TecNet to sell their bundled cards, resulting in approximately $701,000 of revenue and approximately $138,000 of gross margin and payable at the point of sale. Also during the fourth quarter of fiscal 1999, the Company was provided a consultant through TecNet. Total services rendered amounted to approximately $38,000 which was accounted for as a capital contribution. The following presents the detail of the payble to TecNet at June 30, 1999:

                                      Demand notes payable            $1,884,190
                                      Payable for bundled phone cards    574,028
                                      Payable for telecommunication
                                        services                       4,391,167
                                                                       =========
                                                                      $6,849,385
                                                                       =========

                                      Included in demand notes payable as of
                                      June 30, 1999 is a note in the amount of $260,000 which was not funded until July 2, 1999.

                                  (f) In October, 1998, the Company borrowed an
                                      additional $100,000 from a member of
                                      officer/director's family. (See Note 7(b))

                                  (g) In May 1999, the Board of Directors
                                      declared directors fee of $30,000 which is included in accrued expenses at June 30, 1999.


6. Transactions with              On September 25 and 26 of 1997, the Company
   Premiere                       entered into two agreements with Premiere
   Communications, Inc.           providing for the Company to purchase $6
                                  million and $75 million of Cards at discounts ranging from 23.5% to 41.75% off the retail value of the cards by August 31, 1998. Under the first of the two agreements with Premiere, the Company entered into a $6,000,000 15% per annum note payable that was satisfied with purchases by December 31, 1997. Failure of the Company to purchase the minimum value would result in the Company being required to pay
                                  Premiere an amount equal to the retail value of the unsold minimum number of Cards less the applicable discount. As of October 1998, the Company ceased utilizing Premiere as a supplier and has not utilized them in any capacity since that time.

                                  The Company believes that it is not subject to any remaining obligation under the second agreement because Management believes Premiere has breached its contract by suspending one of the Company's card programs and repricing the Cards under another of the Company's programs.

                                  The Company is currently contesting certain provisions of the agreement with Premiere and is seeking damages arising thereunder. Accordingly, notwithstanding the foregoing description, the Company reserves all rights against Premiere. The Company is continuing to negotiate with Premiere to resolve various contractual matters.

                                  On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting series A Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,093 which represented the outstanding accounts payable balance at March 31, 1998. The $6,105,093 consisted of $3,236,104 attributed to the normal course of business and $2,868,989 of charges for excess minutes processed by Premiere on cards sold. During the third quarter of fiscal 1998, the Company incurred the charge of $1,468,112 and invoiced the remaining $1,400,877 to the Company's main distributor. During the fourth quarter of 1998, this distributor informed the Company that no monies had been collected on the excess minutes and refused to pay the $1,400,877 invoice. Therefore, the Company reversed the sale of these minutes during the fourth quarter. The $2,868,969 representing the total charges related to these excess minutes is included in cost of sales. The $2,868,969 consists of the $1,400,877 recorded in the fourth quarter as a reversal of a sale and the $1,468,112 which was originally recorded as part of selling, general, and administrative expenses and reclassed to cost of sales in the fourth quarter.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

7. Notes Payable              (a) As part of an acquisition agreement dated
                                  May 1, 1997 with Prime Communications, Inc.
                                  ("Prime") to acquire Prime's customer base, the Company entered into an unsecured 8% per annum note payable for $182,000 and forgave approximately $204,000 of trade receivables. The customer list purchased from Prime was written down as of June 30, 1999. The note was payable monthly from November 1, 1997 to October 1, 1998. On June 29, 1998, the parties renegotiated the terms of the note, as the Company did not comply with the original payment provisions. The revised terms provided for a principal payment of $35,000 on June 30, 1998 with the remaining balance of $147,000 payable in monthly installments of $12,787 commencing on August 1, 1998 and maturing on July 1, 1999. In conjunction with this renegotiation, the Company issued an option to Prime to purchase 145,000 shares of Common Stock at the negotiated exercise price of $13.20 per share (the "$13.20 Option") with a contractual life of approximately 9.5 years. This issuance was charged as a $287,100 debt modification charge based on the fair value of the $13.20 Option on the date of grant. Management calculated the fair value of the $13.20 Option at the grant date using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model include: no dividends paid for all years, a volatility factor of 46.5%, a risk-free interest rate of 4.9% and an expected life of
                                  6.9 years. As of June 30, 1999, the Company had paid $25,575 of the note, leaving a balance of $121,425. The Company ceased payment on the note and litigation is currently pending (See Note 8(b)).

                              (b) In October, 1998, the Company borrowed an
                                  additional $100,000 from a member of an
                                  officer/director's family. This borrowing bears interest at the rate of 10% (See Note 5(f)).

8. Commitments and                (a) Leases
   Contingencies
                                      The Company leases its office space under a noncancellable operating sublease agreement which expires on March 31, 2001. Rent expense for the years ended June 30, 1999, 1998 and 1997 was approximately $299,000, $261,000 and $144,000, respectively. Future minimum rentals
                                      required as of June 30, 1999 under all
                                      noncancellable operating leases (exclusive of renewals and inclusive of the settlement with Vanity Fair) are:

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      Fiscal year ended June 30,
                                      ------------------------------------------
                                      2000                            $ 321,000
                                      2001                              244,000
                                      2002                                4,000
                                      ------------------------------------------
                                                                      $ 569,000
                                      ==========================================

                                  (b) Litigation

                                      The Company and its Chief Executive
                                      Officer have been named as defendants in a legal action in Mississippi in the case entitled, Heritage Graphics, Inc. ("Heritage") vs. Telephone Electronics Corporation. The compliant alleges, among other things, that the defendants breached a contractual agreement and conspired to have Heritage go out of business. The compliant seeks damages of $500,000,000. The case is in discovery. Management believes such litigation will not have a material adverse effect on the financial condition or operations of the Company, and is defending the suit vigorously and asserting appropriate counterclaims. The case is scheduled for trial on September 5, 2000.

                                      On June 9, 1998, the Company was served
                                      with a Summons and Motion for Summary
                                      Judgment by Frontier in a case entitled
                                      Frontier Communications International,
                                      Inc. v. Digitec 2000, Inc. in the Supreme
                                      Court of the State of New York, County of
                                      Monroe 5390196 seeking judgment on a
                                      promissory note (the "Frontier Note")
                                      issued by the Company for $893,061 in
                                      connection with Frontier's termination of its Card division. The outstanding amount on the Frontier Note at the time was approximately $558,000, which was reflected in the accounts payable of the Company. On June 19, 1998, the Company paid approximately $56,000 on the Frontier Note, reducing the balance to approximately $502,000. On August 6, 1998, the Company negotiated a settlement with Frontier for $200,000. The Company satisfied the settlement in September 1998, and as a result, a security interest held by Frontier against certain assets of the Company was removed. This recovery of $358,000 was recorded as a reduction in costs of sales during 1999.

                                      The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v Digitec 2000, Inc., in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommunication services provided to the Company by Qwest. In May 1999, they executed a settlement agreement pursuant to which the Company would pay in nine monthly installments commencing December, 1999 a total of $887,000 and TecNet would satisfy the remaining $490,000. The $887,000 is reflected in accrued settlement expenses as of June 30, 1999. The amount of the settlement was the same as the original amount of the cost of sales as TecNet charged the Company for the amount it assumed.

                                      In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. a/k/a Conetco ("Conetco") v. Digitec 2000,Inc. f/k/a Promo Tel. Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic
                                      Communications, Inc. ("Magic"), an
                                      affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting numerous defenses, including that the Company never received the "refund" in question, has been filed on behalf of the Company.

                                      On March 10, 1999, the Company was served with a Motion for Summary Judgement by Prime Communications (NY) Inc. ("Prime") in a case entitled Prime Communications
                                      (NY), Inc v Digitec 2000, Inc. in the
                                      Supreme Court of the State of New York,
                                      County of Nassau seeking judgement on a
                                      promissory note issued by the Company for $147,000, which note was issued in connection with the acquisition of certain assets from Prime. The outstanding amount on the note is approximately $121,425. The Company has countermoved against Prime alleging failure of Prime to deliver the contemplated consideration and seeks damages against Prime. Judgement on the motion was rendered in favor of the Company and Prime has sought a rehearing and commenced a pleniary action. The Company and Prime are currently negotiating a settlement of the matter.

                                      On March 18, 1999, in the Supreme Court of the State of New York for the County of Kings, the Weeks-Lerman Group, LLC ("Weeks-Lerman") brought suit against the Company alleging that it provided the Company with work, labor and services and/or sold and delivered goods to the Company in the amount of approximately $76,000. Weeks-Lerman seeks that amount together with interest from June 23, 1998, costs and disbursements. Presently, the Company is exploring settlement possibilities with Weeks-Lerman. The Company is not in a position to express an opinion as to the probable outcome of this matter.

                                      During March 1998, Vanity Fair Intimates,
                                      Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc.
                                      v. Promo Tel, Inc. also known as and/or
                                      trading as Digitec 2000, Inc., in the
                                      Civil Court of the City of New York for
                                      the County of New York, L&T Index No.
                                      066018-98 seeking eviction and judgment
                                      against the Company for a total of
                                      $472,799. The matter was settled in
                                      September, 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February, 1999. However, due to its liquidity problems, the Company failed to make the payment due in October and November 1998 and Vanity Fair gave notice of its intention to enter a Confession of Judgment against the Company for $369,774, less amounts previously paid. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and to date is in compliance with the revised payment terms.

                                      On October 20, 1999, Union Telecard
                                      Alliance LLC filed suit entitled Union
                                      Telecard Alliance LLC v Digitec 2000,
                                      Inc., TecNet Inc. in Supreme Court of the
                                      State of New York, New York County against the Company to recover $462,000 for Cards sold to the Company. The Company has not had sufficient time to review the complaint and accordingly is not in a position to express an opinion as to the probable outcome of this matter.

                                  (c) Employment Agreements

                                      As of June 30, 1999, the Company has
                                      employment agreements remaining with two of its officers. The aggregate remaining minimum payments under the agreements are $475,000 for fiscal 2000.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      Effective January, 1999, the Company's two executive officers agreed to a 50% deferral of their respective base salaries until the Company returns to positive cash flows from operations. The $120,000 of deferred compensation was accrued during the fourth quarter of fiscal 1999 and is included in accrued expenses.

                                  (d) Regulatory Requirements

                                      The Company is currently evaluating
                                      various tax and other regulatory
                                      assessments to determine their
                                      applicability to the Company's operations.
                                      As these operations expand, the Company
                                      may become subject to additional tariffs and the federal and state regulatory charges. During the fourth quarter of fiscal 1999 the Company accrued approximately $462,000 relating to various taxes, penalties and interest related to unfiled tax returns.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

9. Stockholders' Equity           (a) Series A Convertible Preferred Stock

                                      The 61,050 shares of $.001 par value
                                      voting Series A Convertible Preferred
                                      Stock was received on March 31, 1998 in
                                      lieu of outstanding trade payables (See
                                      Note 6). The Series A Preferred Stock is convertible into common stock at any time at Premiere's option and the Company has the right to require Premiere to convert the Series A Preferred Stock after March 31, 1999. The Certificate of Designation (the "Certificate of Designation") for the Series A Preferred Stock provides for certain voting, liquidation and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Series A Preferred Stock issued in connection with the Investment Agreement by $100, the Investment Amount as defined in the Certificate of Designation and then dividing by $8.3463, the Conversion Price as defined in the Certificate of Designation, resulting in a total of 731,462 shares of common stock to be issued under the Investment Agreement subject to adjustment for certain subsequent securities issues. The Company may call the redemption of each share of Series A Preferred Stock at any time for $100 a share plus accrued dividends, if any.

                                  (b) Stock Options and Warrants

                                      In April, 1997, the Company's Board of
                                      Directors adopted the Company's Stock
                                      Incentive Plan (the "Plan") which provides for the granting of up to 600,000 shares of Common Stock, subject to the approval of the Plan by the stockholders of the Company on or before April 24, 1998. The Plan was approved by stockholders of the Company and subsequently amended to increase the number of shares of Common Stock covered by the Plan to 1,600,000. The Plan has reserved authorized, but unissued, shares of Common Stock for issuance of both Qualified Stock Options and Non-Qualified Stock Options to employees and directors of the Company. A primary purpose of the Plan is to attract and motivate able persons to join and remain with the Company by providing a means whereby employees and directors of the Company can acquire and maintain Common Stock ownership, thereby strengthening their commitment to the welfare of the Company and promoting a common identity of interest between stockholders and these employees and directors.

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

                                      SFAS No. 123 of the FASB, "Accounting for
                                      Stock Based Compensation", requires the
                                      Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      No options were granted to employees
                                      during the year ended June 30, 1999 and a total of 316,666 options were forfeited or expired in connection with resignations of various officers from the Company. At June 30, 1999, there are 487,500 outstanding options held by an officer and two directors. On June 30, 1999, a total of 876,944 options to purchase shares of the Company's Common Stock were outstanding, with a weighted average remaining exercise life of approximately 8.09 years. Of such amount, 776,944 are exercisable on such date at a weighted average exercise price of $11.36.

                                      At June 30, 1999, the Company had option agreements with one of its officers and two non-employee directors. The following table contains summary information on stock options grants for the three year period ended June 30, 1999.

                                                                   Exercise           Weighted average
                                         Option shares               price             exercise price
                                   ------------------------     ---------------   -------------------------
                                    Granted      Exercisable    Range per share   All options   Exercisable
------------------------------------------------------------    -------------------------------------------
Outstanding June 30, 1996                 --             --               --            --            --
Granted 1997 Fiscal Year             187,500        187,500      $     14.50       $ 14.50       $ 14.50
Granted 1998 Fiscal Year           1,006,110        806,110      $8.19-13.20       $  9.97       $  9.94
Forfeited or expired
  1999 Fiscal Year                  (316,666)      (216,666)     $8.19-9.50             --            --
-----------------------------------------------------------------------------------------------------------
Outstanding June 30, 1999            876,944        776,944      $8.19-14.50       $ 13.04       $ 11.36
===========================================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                      The Company estimates the fair value of
                                      each stock option at the grant date by
                                      using the Black-Scholes option-pricing
                                      model with the following weighted average assumptions used for grants in fiscal 1998 and 1997, respectively: no dividends paid for all years; expected volatility of 46.5% and 30%; weighted average risk-free interest rate of 4.9% and 5.9%; and an expected life of 2 years and 1 year, respectively. No options were granted for the fiscal year ended June 30, 1999

                                      Under the accounting provisions of SFAS
                                      No. 123, the Company's net loss and net
                                      loss per share from continuing operations for the years ending June 30, 1998 and 1997, respectively, would have been increased to the pro forma amounts indicated below.

         Year ended June 30, 1999
----------------------------------------------------------------------------
Net loss from continuing operations:
    As reported                                             ($ 13,566,927)
    Pro forma                                               ($ 14,120,927)

Net loss per share from continuing operations:
    As reported                                             ($1.96)
    Pro forma                                               ($2.04)
============================================================================

         Year ended June 30, 1998
----------------------------------------------------------------------------
Net loss from continuing operations:
   As reported                                              ($ 11,183,581)
   Pro forma                                                ($ 12,872,577)
Net loss per share from continuing operations:
   As reported                                               $      (1.99)
   Pro forma                                                 $      (2.25)
============================================================================

         Year ended June 30, 1997
----------------------------------------------------------------------------
Net loss from continuing operations:
   As reported                                              ($  2,480,253)
   Pro forma                                                ($  2,590,662)
Net loss per share from continuing operations:
   As reported                                               $       (.55)
   Pro forma                                                 $       (.57)
============================================================================

                                      The weighted average fair value of the
                                      options granted during the years ended
                                      June 30, 1998 and 1997 was $3.01 and $.59,
                                      respectively.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

                                  On August 20, 1998, the Company notified holders of 52,250 outstanding warrants to purchase shares of the Company's Common Stock at $1.50 per share (the "$1.50 Warrants") of its election to redeem all unexercised portions of the $1.50 Warrants at $.10 per share thirty days following the date of the notice. Upon the expiration of the notice period, the $1.50 Warrants terminated with respect to any then unexercised portion and only the right of the $1.50 Warrant holder to receive payment of the redemption price survived. 44,750 of the $1.50 Warrants have been exercised, yielding net proceeds of $67,125 to the Company, and the remainder have been terminated.

                                  In September, 1998, the Company issued the
                                  Notes accompanied by the $2.375 Warrants, subject to certain adjustments. The $2.375 Warrants were exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants were set at the closing price of the Common Stock on September 4, 1998. (See Note 5(c))

                                  The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes pricing model with the following weighted average assumptions; no dividends paid for all years; expected volatility of 46.5%; weighted average risk-free interest rate of 4.92% and an expected life of 5 years. In the fourth quarter of fiscal 1999, management reviewed their original valuation of the net present value of cash flows for these warrants using the Black Scholes pricing model. Based upon the Black Scholes model the detachable warrants had a fair value of $1,120,000 on the date of grant. In the fourth quarter of fiscal 1999, the Company recorded an additonal $1,070,000 debt issue costs at the date of grant and amortized fully over the six month term ending March 1999.

                                  The Company was unable to repay the Notes and their related interest on the maturity date of March 1999. On May 15, 1999, this debt was exchanged for the Convertible Debt. (See Note 5(d))

                                  On May 15, 1999 the Company exchanged the
                                  Notes for 10% Two-Year promissory notes
                                  convertible into shares of common stock at $1.10 a share (the "Convertible Debt") which provided for quarterly interest only payments for the first year and quarterly principal payments with interest in the second year. The $2.375 Warrants were concurrently exchanged for new warrants providing for the purchase of up to 1,800,000 shares of Common Stock at $1.10 (the "$1.10 Warrants"). The exchange of the Notes and $2.375 Warrants was exempt from registration under the Securities Act pursuant to Section 4 thereof. The exercise price of the Convertible Debt and $1.10 Warrants was based on the market value of the common stock as of the maturity date of the Notes. As the market price of the common stock was $4.3125 on May 15, 1999, the Company recorded a refinancing charge of $1,200,000 to reflect the intrinsic value of the Convertible Debt up to its gross proceeds. No fair value was allocated to the debt issue costs associated with the warrants. To date the Company has remained current with the terms and interest payments of the Convertible Debt.

                                  The Company estimates the fair value of each stock warrant at the date of grant by using the Black Scholes pricing model with the following weighted average assumptions: no dividends paid for all years; expected volatility of 46.1%; weighted average risk free interest rate of 5.33% and an expected life of approximately 4 years. As the intrinsic value of the Convertible Debt exceeded the gross proceeds of the new debt, a refinancing charge of $1,200,000 was charged as of May 15, 1999. No fair value was allocated to debt issue costs paid in the form of the $1.10 Warrants.

                                  The following table contains information on warrants for the three-year period ended June 30, 1999:

                                                                     Weighted
                                                                      average
                                    Warrant      Exercise price      exercise
                                    shares       range per share      price
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 1997                    3,352,832       $1.50-13.20      $    6.15
Exercised                         (1,955,825)      $      1.50      $    1.50
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 1998                    1,397,007       $1.50-13.20      $   12.67
Exercised                            (44,750)      $      1.50      $    1.50
Expired                              (18,923)      $      1.50      $    1.50
Granted                              600,000       $     2.375      $   2.375
Exchanged                           (600,000)      $     2.375      $   2.375
Granted                            1,800,000       $      1.10      $    1.10
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 1999                    3,133,334       $1.10-13.20      $    6.04
================================================================================

                                  The weighted average remaining contractual life of the outstanding and exercisable warrants as of June 30, 1999 is 3.57 years.

                                  The Convertible Debt is convertible at $1.10
                                  principal amount per share into 1,090,909 shares of Common Stock. The Preferred Stock held by Premiere is currently convertible into 731,462 shares of Common Stock.

10. Net Loss Per Share            The following table set forth the computation
                                  of basic and diluted net loss per common share from continuing operations:

Year ended June 30,                    1999          1998             1997
------------------------------------------------------------------------------
Numerator:
   Net loss from continuing
      operations available to
      common shareholders         $(13,566,927)  $(11,183,581)   $ (2,480,253)
------------------------------------------------------------------------------

Denominator:
   Denominator for basic
      earnings per
      share - weighted
      average common shares
      outstanding                    6,913,495      5,618,994       4,579,075

        Effect of dilutive
           securities:                      --             --              --

Denominator for diluted loss
   per share - adjusted
   weighted average common
   shares and assumed
   conversions                    $  6,913,495   $  5,618,994    $  4,579,075
==============================================================================
Basic loss per common share
   from continuing operations     $      (1.96)  $      (1.99)   $       (.55)
==============================================================================
Diluted loss per common share
   from continuing operations     $      (1.96)  $      (1.99)   $       (.55)
==============================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

11. Acquisitions                  On March 4, 1999, the Company, through POS
                                  TEC, acquired the assets, property and
                                  business of TOTAL POS SOLUTIONS, LLC in return for 200,000 shares of Common Stock. The shares were valued at $1.50. per share based on the market price on February 24, 1999 the date of the Asset Purchase Agreement. The acquisition was recorded under purchase accounting with the customer list acquired valued by management at approximately
                                  $285,000, to be amortized over 3 years in addition to other miscellaneous assets.
                                  Operating results for the acquired company are included in the Company's financial statements since March 4, 1999.

12. Deferred Income Taxes         The tax effects of temporary differences that
                                  give rise to deferred tax assets are as
                                  follows:

June 30,                         1999             1998              1997
-----------------------------------------------------------------------------
Net operating loss
  carryforwards            $11,246,000     $ 6,106,000       $   876,000
Loss on World Access                --              --           313,000
Deferred rent                   31,000          42,000            25,000
Allowance for bad debts        399,000         613,000            21,000
Deferred revenue                    --         449,000
Customer lists                 287,000         125,000            30,000
Accrued Taxes                  147,000              --                --
Officer's and Director's
  Compensation                  71,000              --                --
Other                            8,000          16,000            13,000
-----------------------------------------------------------------------------
        Total deferred
           tax assets       12,189,000       7,351,000         1,278,000
Less: Valuation
  allowance                (12,189,000)     (7,351,000)       (1,278,000)
-----------------------------------------------------------------------------
        Net deferred
           tax assets         $     --     $        --       $        --
=============================================================================

                                  The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the period in which the temporary differences become deductible. Based on the Company's historical results of operations, management has established a valuation allowance equal to the tax effects of the Company's deferred tax assets at June 30, 1999 and 1998

                                  The Company's net operating loss carryforwards of approximately $23,860,000 are available to offset future Federal taxable income, if any, through 2019 and may be subject to various limitations.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

13. Supplemental Cash Flow        Cash paid for interest during the years ending
    Information                   June 30, 1999, 1998 and 1997, was
                                  approximately $67,000, $14,000 and $5,000,
                                  respectively. Additional supplemental
                                  disclosures of cash flow information are as follows:

Year ended June 30,                       1999            1998           1997
--------------------------------------------------------------------------------
Non-cash investing and financing
   activities:
      Common Stock issued for assets
        of Total POS Solutions, LLC    $  300,000      $       --     $       --
      Note payable to TecNet
         via cash in transit              260,000              --             --
      Preferred stock issued
        for satisfaction of
        accounts payable                       --       6,105,000     $       --
      Return of Common Stock                   --         500,000        135,276
      Computer equipment
        received in lieu of
        cash for trade
        receivables                            --          40,500             --
      Common Stock issued in
        exchanges for all
        outstanding shares of
        Ameridial                              --         500,000             --
      Write-off of
        receivables for
        acquisition of
        customer lists                         --              --        363,521
      Transfer of Hughes'
        communications
        equipment and related
        payable                                --              --      1,601,105
      Acquisition of the net
        assets of TecLink in
        satisfaction of note
        receivable                             --              --        764,770
================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

14. Discontinued Operations       On December 31, 1997, management adopted a
    of Cellular Division          formal plan to abandon the operations of its
                                  conventional cellular division as a result of the Company's continuing plan to conserve assets to focus on and expand its core business. The operations of the cellular division ceased completely by February 1, 1998. The Company recorded a loss from discontinued operations of $527,061 for the nine months ended March 31, 1998. The net assets of the cellular division at March 31, 1998 totaled $28,622 and consisted of accounts receivable, inventory and other liabilities.
                                  At March 31, 1998, $75,000 was recorded for the estimated additional losses related to the disposal of the cellular division during subsequent periods. During the quarter ended
                                  June 30, 1998, the Company recorded an actual loss on disposal of the cellular division of $103,622, which amount represented a complete write-off of the net assets of the cellular division. The Company does not anticipate any additional charges to be recognized related to the operations or disposal of its cellular division. Sales for fiscal 1998 were immaterial and the majority of the $527,061 loss from discontinued operations was incurred from the write down of the related assets.

15. Subsequent Events         (a) Subsequent to June 30, 1999, the Company
                                  borrowed an additional $887,000 from TecNet pursuant to demand promissory notes bearing 10% interest per annum. The Company has used an additional $2,019,000 in telecommunications services financed by TecNet since June 30, 1999. TecNet continues as of the date of this report to finance telecommunication services and cash flow needs of the Company. There is no written agreement pursuant to which these funds and services are provided by TecNet other than demand promissory notes issued by the Company upon advances of funds by TecNet. There can be no assurances that such financing will be continued by TecNet.

                              (b) On October 1999, the Company entered into a
                                  promissory note in principal amount $887,174, bearing interest at 6% per annum, with Qwest relating to the settlement agreement, dated May 1999.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (concluded)
================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                 Schedule II - Valuation and Qualifying Accounts
================================================================================

Year ended June 30, 1999
------------------------------------------------------------------------------------------------------
                                   Balance at     Charged to                                Balance at
                                   beginning      costs and       Other                       end of
                                   of period      expenses       charges      Deductions      period
------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts     $1,305,000       $  356,059      $     --     $814,059     $  847,000
======================================================================================================
Year ended June 30, 1998
------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts        $60,000       $1,467,656      $     --     $ 222,656     $1,305,000
======================================================================================================

Year ended June 30, 1997
------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts        $26,000       $  196,752      $     --     $ 162,752     $   60,000
======================================================================================================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on November 5, 1999.

                                    DIGITEC 2000, INC.


                                    /s/ Frank C. Magliato
                                    ------------------------------------------
                                        Frank C. Magliato
                                        President, Chief Executive Officer,
                                        Chairman of the Board of Directors and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                       Title                        Date
       ---------                       -----                        ----


/s/ Frank C. Magliato         President and Chief             November 5, 1999.
--------------------------    Executive Officer,
Frank C. Magliato             Chairman of the
                              Board of Directors and
                              Chief Financial Officer


/s/ Diego E. Roca             Senior Vice President,          November 5, 1999.
--------------------------    Chief Accounting Officer,
Diego E. Roca                 Secretary and Treasurer


/s/ Francis J. Calcagno       Director                        November 5, 1999.
--------------------------
Francis J. Calcagno


/s/ Lori Ann Perri            Director                        November 5, 1999.
--------------------------
Lori Ann Perri