Form 10-Q
period 1999-09-30
DIGITEC 2000 INC
filed 1999-12-03
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.001 per share (the "Common Stock") as of November 14, 1999 was 7,058,998.

================================================================================

                               DIGITEC 2000, INC.
                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1999
(unaudited) and the Year Ended June 30, 1999.........................          3

Condensed Consolidated Statements of Loss for the Three Months Ended
September 30, 1999 and the Three Months Ended September 30, 1998
(unaudited) .........................................................          4

Condensed Consolidated Statement of Stockholders' Deficit for the
Three Months Ended September 30, 1999 (unaudited) ...................          5

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended September 30, 1999 and the Three Months Ended September 30,
1998 (unaudited) ....................................................          6

Notes to Condensed Consolidated Financial Statements (unaudited) ....     7 - 18

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations .................................    19 - 23

ITEM 3--Quantitative and Qualitative Disclosures About Market Risk ..         24

PART II -- OTHER INFORMATION

ITEM 1 - Legal Proceedings ..........................................         25

ITEM 6 - Exhibits and Reports on Form 8-K ...........................         26

Signatures ..........................................................         27

This Form 10-Q is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note 3 of the Notes to Condensed Consolidated Financial Statements contained in Part I. Portions of
Part I - Item 1 - "Financial Statements" and Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain information relating to Cost of Sales, Selling, General and Administrative Expenses and Other Expenses for the period ending September 30, 1998 which are amended to reflect adjustments determined to be required during the preparation of the Company's year-end financial statements for the period ending June 30, 1999. Except as set forth in Note 3 to the Condensed Consolidated Financial Statements no other adjustments have been made to the reported financial information for the period ended September 30, 1998.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                               Condensed Consolidated Balance Sheets (Unaudited)
================================================================================

                                                     September 30, 1999  June 30, 1999
                                                         (Unaudited)
--------------------------------------------------------------------------------------
Assets:
Current:
 Cash and cash equivalents                               $    217,279    $    156,756
 Due from TecNet, Inc. (Note 5(c))                                 --         260,000
 Accounts Receivable, net allowance for bad debts
  of $847,000                                               1,298,414         604,586
 Inventory                                                    495,217          58,818
 Prepaid expenses and other                                   161,118         133,887
--------------------------------------------------------------------------------------
Total current assets                                        2,172,028       1,214,047
Property and equipment, net of depreciation of
 $126,137 and $113,124                                        135,444         141,778
Customer lists, net of accumulated amortization of
 $656,805 and $583,611 (Notes 2(h) and 5)                     188,365         261,559
Other assets                                                   79,685          79,355
--------------------------------------------------------------------------------------
                                                         $  2,575,522    $  1,696,739
=====================================================================================
Liabilities and Stockholders' Deficit
Current:
 Payable to Tecnet, Inc. (Notes 4 and 5(c))              $  8,482,744    $  6,849,385
 Accounts payable - Trade (Notes 4 and 8(b))                2,068,620       2,133,887
 Account payable and accrued expenses (Notes 4, 5(g),
   6, 8(c) and 6(d))                                        1,237,964       1,161,524
 Payable to Premiere Communications, Inc.                     583,152         583,152
 Accrued legal                                                731,997         825,615
 Accrued settlement expense (Note 6)                          951,633         991,633
 Notes payable - (Notes 5(d) and 6)                           221,425         221,425
--------------------------------------------------------------------------------------
Total current liabilities                                  14,277,535      12,766,621
Deferred rent (Notes 2(k))                                     58,143          66,350
Convertible Debt (Note 5(b))                                1,200,000       1,200,000
--------------------------------------------------------------------------------------
Total liabilities                                          15,535,678      14,032,971
--------------------------------------------------------------------------------------
Commitments and contingencies (Notes 6)
Stockholders' deficit
 Series A Callable at $100 per share, Convertible
   Preferred Stock, $.001 par value, 1,000,000 shares
   authorized; 61,050 shares issued and outstanding                61              61
 Common Stock, $.001 par value, 100,000,000 shares
   authorized; 7,058,998 shares issued and outstanding          7,059           7,059
 Additional paid-in-capital                                16,941,318      16,899,123
 Accumulated deficit                                      (29,908,594)    (29,242,475)
--------------------------------------------------------------------------------------
Total stockholders' deficit (Notes 8 and 9)               (12,960,156)    (12,336,232)
--------------------------------------------------------------------------------------
                                                         $  2,575,522    $  1,696,739
=====================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                           Condensed Consolidated Statements of Loss (Unaudited)
================================================================================

Three Months Ended September 30,                       1999           1998
                                                                    (restated)
--------------------------------------------------------------------------------

Net sales (Note 4)                                 $ 2,887,504    $ 5,839,898
Cost of sales (Notes 3 and 4)                        2,171,980      6,033,026
--------------------------------------------------------------------------------
      Gross profit (loss)                              715,524       (193,128)
Selling, general and administrative
    expenses (Notes 2(h), 3, 4, 9(b))                1,298,232      1,776,315
--------------------------------------------------------------------------------
      Loss before other income
        (expenses)                                    (582,708)    (1,969,443)
--------------------------------------------------------------------------------
Other Income (expenses)
    Interest expense (Notes 4 and 5(a))                (94,503)      (186,667)
    Other income                                        11,092             --
--------------------------------------------------------------------------------
         Other expenses                                (83,411)      (186,667)
--------------------------------------------------------------------------------
Net loss                                              (666,119)    (2,156,110)
================================================================================
Net loss per common share-basic
 and diluted (Notes 4 and 8):                            (0.09)         (0.32)
================================================================================
Weighted average number of
    common and common equivalent
    shares outstanding used in basic and diluted     7,058,998      6,819,172
================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

Three Months Ended September 30, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock     Common Stock                                                    Total
                                   ---------------     -----------------         Additional        Accumulated     stockholders'
                                   Shares   Amount     Shares      Amount      paid-in capital       deficit          deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999             61,050   $ 61       7,058,998   $ 7,059     $ 16,899,123        $(29,242,475)   $(12,336,232)

For the three months ended
September 30, 1999:
Contributed capital (Note 5(c))                                                      42,195                              42,195
   Net loss                                                   --        --               --            (666,119)       (666,119)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999        61,050   $ 61       7,058,998   $ 7,059     $ 16,941,318        $(29,908,594)   $(12,960,156)
================================================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
================================================================================

Three Months Ended September 30,                          1999          1998
                                                                     (restated)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                               (666,119)  $(2,156,110)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation                                         13,013        12,382
      Amortization of customer lists                       73,194        19,651
      Deferred revenue                                         --       853,112
      Deferred rent                                        (8,207)           --
      Amortization of debt issue cost (Note 5(a))              --       186,667
      Services provided by shareholder (Note 5(c))         42,195            --
      (Increase) decrease in:
        Due from TecNet, Inc.                             260,000            --
        Accounts receivable                              (693,828)   (1,155,527)
        Inventory                                        (436,399)      (60,910)
        Prepaid expenses and other                        (27,231)       43,478
        Carrier deposits and other                           (330)           --
      Increase (decrease) in:
        Payable to Tecnet, Inc.                           696,189            --
        Accounts payable - trade                          (65,267)      933,245
        Accounts payable and accrued expenses              76,440       262,795
        Payable to Premiere Communications, Inc.               --            --
        Accrued Legal                                     (93,618)     (232,569)
        Accrued settlement                                (40,000)      (34,819)
--------------------------------------------------------------------------------
           Net cash used in operating activities         (869,698)   (1,328,605)
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                     (6,679)       (2,243)
--------------------------------------------------------------------------------
           Net cash used in investing activities           (6,679)       (2,243)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of TecNet notes                  937,170            --
  Proceeds from issuance of promissory notes                   --     1,200,000
  Repayment of Prime Communications loan                       --       (25,574)
  Proceeds from exercise of warrants                           --        67,125
--------------------------------------------------------------------------------
           Net cash provided by financing activities      937,170     1,241,551
--------------------------------------------------------------------------------
           Net increase (decrease) in cash                 60,523       (89,297)
Cash and cash equivalents beginning of period             156,756       108,722
--------------------------------------------------------------------------------
Cash and cash equivalents end of period                   217,279        19,425
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

(a)   Liquidity and Basis of Presentation

      The accompanying unaudited Condensed Consolidated Financial Statements of DigiTEC 2000, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by general accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in operating results for the three month period ended September 30, 1999 and are not necessarily indicative of the results that may be expected for a full fiscal year.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

      The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, significant arrearages on trade payables, such realization of assets and satisfaction of liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on the willingness and ability of TecNet, Inc. ("TecNet"), a wholly owned subsidiary of Telephone Electronic Corporation ("TEC"), a holder of approximately 21% of the Company's Common Stock, to finance the Company's telecommunications products and services and working capital short-falls and TecNet's and the Company's ability to provide reliable and competitive prepaid telephone cards. Additionally, the Company's stability is dependent upon its ability to raise capital, develop market share, achieve profitable operations, and to generate sufficient cash flow from operations and financing to meet obligations.

      In November, 1998, the Company, due to network and ensuing liquidity problems, initiated a strategy of focusing on sales, marketing and distribution in lieu of developing as a facilities-based carrier. In connection with the Company's initiation of this new strategy, TecNet began to provide significant telecommunications services, to finance operations and carry the unprocessed minutes on the Company's remaining facilities based Cards, as hereinafter defined. Total telecommunications services provided by TecNet amounted to approximately $4.4 million during the period November 1998 through April 1999. No written agreement with respect to the terms of payment for those services has been made to date. In February, 1999, the Company began to receive funds for operating cash flows on a semi-monthly basis from TecNet through the issuance of demand promissory notes. These funds were used to finance the Company's operations. As of September 30, 1999, the Company had borrowed $2,561,360 in the form of demand promissory notes from TecNet. Beginning May, 1999, the Company terminated its facilities based products and TecNet became the primary supplier of bundled cards to the Company. There can be no assurance that the Company will be able to continue to finance its operations and continue to obtain bundled cards at comparable rates through TecNet. Currently however, the Company continues to be dependent on TecNet providing financing and telelcommunications support to the Company.

(b)   Business

      DigiTEC 2000, Inc. and subsidiary (the "Company") is primarily engaged in the distribution, marketing and sales of prepaid telephone calling cards ("Cards"). It currently markets its telephone calling card products principally throughout the New York tri-state metropolitan area.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

2.    Summary of Significant Accounting Policies

(a)   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and from March 4, 1999 through June 30, 1999, its wholly owned subsidiary, POS TEC Systems, LLC ("POS TEC"). All significant intercompany balances and transactions have been eliminated. (See Notes 5 and 9.)

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

(c)   Revenue Recognition

      Sales of bundled Cards from third-party providers for which the Company acts solely as a distributor are recorded at the sale price of the Card and are recognized upon delivery. The related cost of the Cards is simultaneously charged to cost of sales.

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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

(f)   Inventory

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

(h)   Customer Lists

      Customer lists were purchased from third parties during 1999 and 1998. These costs are amortized on a straight-line basis over the estimated useful lives of the customer bases acquired, which approximate three years. The Company periodically evaluates the recoverability of these intangibles based on several factors, including management's intention with respect to the acquired assets and the estimated future non-discounted cash flows expected to be generated by such assets. During the fourth quarter of fiscal 1999, management adjusted their valuations of several customer lists.

(i)   Deferred Rent

      The Company accounts for rent on a straight-line basis over the term of the leases. The effect of such adjustments for the fiscal quarter ended September 30, 1999 and the year ended June 30, 1999 was approximately $8,000 and $23,000, respectively.

(j)   Advertising Costs

      All advertising costs are expensed as incurred and included in selling, general and administrative expenses.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

(k)   Deferred Income Taxes

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

(l)   Loss Per Share

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

(m)   Fair Value of Financial Instruments

      The carrying values of financial instruments, including cash and notes payable at September 30, 1999 and June 30, 1999 approximate fair value as of those dates because of the relatively short-term maturity of these instruments and because their interest rates approximate current market rates.

(n)   Recent Accounting Pronouncements

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

3.    Restatement

      During the course of the audit of the Company's Consolidated Financial Statements for the year ended June 30, 1999, the Company became aware of certain required adjustments, primarily the fair valuation of the warrants issued in connection with the $1.2 million financing during the quarter ended September 30, 1998 and their related amortization. In addition, the Company failed to record federal excise tax obligations. The Condensed Consolidated Financial Statements for the period ending September 30, 1998 are hereby restated to reflect the following adjustments as summarized below:

                                                           Three Months ended
                                                           September 30, 1998

      Net income, as previously reported                      $(1,710,815)
      Adjustments-Increase (Decrease):
        Cost of sales                                             175,197
        Selling, general and administrative expenses               83,431
        Other Expenses                                            186,667
                                                              -----------
                                                                  445,295

      Net income, as adjusted                                 $(2,156,110)
                                                              ===========

      Per share amounts
        Basic and diluted
        As previously reported                                      (0.25)
        Adjustments                                                  (.07)
                                                              -----------

        As adjusted                                           $     (0.32)
                                                              ===========

4.    Concentrations of Credit Risk

      The Company experiences risk concentration due to geographic and customer concentrations and a limited number of suppliers.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

(a)   Geographic Concentration of Sales

      The Company currently distributes and markets its Cards primarily in the New York/New Jersey metropolitan area (the "Metro Area"). The Company sells Cards in 29 states, Puerto Rico, Mexico and the U.S. Virgin Islands. The Metro Area sales accounted for approximately 96% of the Company's total sales for the quarter ended September 30, 1999. No other areas accounted for more than 10% of the Company's sales.

(b)   Concentration of Customer Accounts

      The Company utilizes master distributors to distribute its prepaid cards. The master distributors and their respective percentages of sales and accounts receivables for period ending are:

Distributor                              Sales           Accounts receivables
                                          1999                    1999
                                      September 30            September 30
                                      ------------       --------------------

Phonecard Wholesalers                       0%                     16%
TMG                                        23%                     27%

      No other customer accounted for more than 10% of sales or outstanding accounts reveivable.

(c)   Concentration of Suppliers

      The Company purchased 86% and 34% of total purchases from TecNet in the first fiscal quarter ended September 30, 1999 and the fiscal year ended June 30, 1999, respectively. No other supplier accounted for more than 10% of purchases.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

5.    Related Party Transactions

(a) During September, 1998, the Company issued $1,200,000 of 10% Six-month Notes (the "Notes") and warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), subject to certain adjustments. The $2.375 Warrants were exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants were set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants are exempt from registration under the Securities Act of 1933, as amended ("the "Securities Act") pursuant to Regulation D. The fair value of the $2.375 Warrants of $1,120,000 was recorded as debt issue costs and was amortized to interest expense over a six-month period beginning September, 1998. Amortization for the three months ending September 30, 1998 was $186,667.

(b) On May 15, 1999 the Company exchanged the Notes for 10% Two-Year promissory notes convertible into shares of common stock at $1.10 a share (the "Convertible Debt") which provided for quarterly interest only payments for the first year and quarterly principal payments with interest in the second year. The $2.375 Warrants were concurrently exchanged for new warrants providing for the purchase of up to 1,800,000 shares of Common Stock at $1.10 (the "$1.10 Warrants"). The exchange of the Notes and $2.375 Warrants was exempt from registration under the Securities Act pursuant to Section 4 thereof. The exercise price of the Convertible Debt and $1.10 Warrants was based on the market value of the common stock as of the maturity date of the Notes. As the market price of the common stock was $4.3125 on May 15, 1999, the Company recorded a refinancing charge of $1,200,000 to reflect the intrinsic value of the Convertible Debt up to its gross proceeds. No fair value was allocated to the debt issue costs associated with the warrants. To date the Company has remained current with the terms and interest payments of the Convetible Debt.

(c) In November 1998, as part of its transition to becoming a sales, marketing and distribution company, the Company reached a verbal agreement with TecNet to carry the remaining unprocessed minutes on the Company's facilities-based debit cards. In February 1999 the Company began funding its operating short fall through the sale of demand promissory notes to TecNet. The demand promissory notes bear interest at the rate of 10% per annum. The Company has no commitment from TecNet for continued financing. Subsequently, in the fourth quarter of fiscal 1999, the Company reached a verbal agreement with TecNet to sell their bundled cards, resulting in approximately $2,549,000 of revenue, and approximately $682,000 of gross margin, in the first fiscal quarter of fiscal 2000. Also during first quarter of fiscal 2000, the Company was provided a consultant through TecNet. Total services rendered amounted to approximately $42,000, which was accounted for as a capital contribution. The following presents the detail of the payble to TecNet at September 30, 1999:

      Demand notes payable                                            $2,561,360
      Payable for bundled phone cards                                  1,530,217
      Payable for telecommunication services                           4,391,167
                                                                      ==========
                                                                      $8,482,744
                                                                      ==========

      Included in demand notes payable as of June 30, 1999 is a note in the amount of $260,000 which was not funded until July 2, 1999.

(d) In October, 1998, the Company borrowed an additional $100,000 from a member of officer/director's family.

(e) In May 1999, the Board of Directors declared directors fee of $30,000 which is included in accrued expenses.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

6.    Litigation

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

7.    Regulatory Requirements

      The Company is currently evaluating various tax and other regulatory assessments to determine their applicability to the Company's operations. As these operations expand, the Company may become subject to additional tariffs and the federal and state regulatory charges. During first quarter of fiscal 2000 and the fourth quarter of fiscal 1999, the Company accrued approximately $125,000 and $462,000, respectively, relating to various taxes, penalties and interest related to unfiled tax returns.

8.    Stockholders' Equity

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

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
                                                                     (continued)
================================================================================

9.    Acquisition

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

10. Subsequent Events

      (a) Subsequent to September 30, 1999, the Company borrowed an additional $166,864 from TecNet pursuant to demand promissory notes bearing 10% interest per annum. The Company has purchased an additional $2,050,000 of bundled card financed by TecNet since September 30, 1999. TecNet continues as of the date of this report to finance telecommunication services and cash flow needs of the Company. There is no written agreement pursuant to which these funds and services are provided by TecNet other than demand promissory notes issued by the Company upon advances of funds by TecNet. There can be no assurances that such financing will be continued by TecNet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, and other detailed information regarding the Company included elsewhere in this Form 10-Q. Certain statements set forth below regarding matters that are not historical facts, such as statements concerning the expansion and growth of the Company, future growth in the demand for Prepaid Phone Cards and the Company's plans to become a sales, marketing and distribution company, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Business--Risk Factors".

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

      The Condensed Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations, significant arrearages on trade payables, such realization of assets and satisfaction of liabilities is subject to significant uncertainties. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Further, the Company's ability to continue as a going concern is highly dependent near term on willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital shortfalls and TecNet's and the Company's ability to provide reliable and competitive Cards. Additionally, the Company's stability is dependent up on its ability to raise capital, develop market share, achieve profitable operations and to generate sufficient cash flow from operations and financing sources to meet obligations.

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

Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Sales. Net Sales for the three months ended September 30, 1999 decreased by approximately $2,952,394 or 51% from $5,839,898 during the three months ended September 30, 1998 to $2,887,504 for the three months ended September 30, 1999. As previously reported, in November, 1998, the Company, due to network and ensuing liquidity problems, initiated a strategy of focusing on sales, marketing and distribution in lieu of developing as a facilities-based carrier. In order to implement this new strategy, the Company suspended sales of its proprietary branded facilities based cards in the third and fourth quarters of fiscal 1999. The Company reintroduced its cards in bundled programs in the fourth quarter of fiscal 1999 and is currently redeveloping market acceptance of its branded cards provided by TecNet.

Cost of Sales. The Company's cost of sales for the three months ended September 30, 1999 decreased to $2,171,980 from $6,033,026, as amended for the three months ended September 30, 1998. The decrease of $3,861,046 or 64% was primarily related to the decrease in revenues that the Company experienced in the three months ended September 30, 1999 as compared to the first quarter in the prior year and the use of bundled card relieved the Company of the high costs of its facilities based cards.

Gross Profit. For the three months ended September 30, 1999, the Company had a gross profit of $715,524 as compared to a gross loss of $193,128, as amended for the three months ended September 30, 1998. The gross profit of $715,524 compared to the gross loss of $193,128 is due primarily to the Company's use of bundled cards purchased from TecNet which did not have the high costs which the Company was previously forced to employ in connection with its facilities-base programs. In addition, the Company was able to obtain favorable credit terms from TecNet in connection with the Company's purchase of the bundled cards.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 decreased to $1,298,232 from $1,776,315 for the three months ended September 30, 1998, as amended. This decrease of $478,083 or 27% is primarily related to:

      1. Decreases in salaries, wages and personnel-related expenses of approximately $253,000, as the Company's employee base decreased from 80 employees on September 30, 1998 to 47, including 2 part-time employees, by September 30, 1999 in connection with the Company's transition to a sales and marketing organization. The decrease in employees was related to sales activities.

      2. Decreases in rent, telephone, general office, consulting services and non-wage-related customer service expenses of approximately $272,000, which were related to the larger workforce.

Loss before other Income (Expenses). The Company incurred a loss before other income (expenses) of $582,708 for the three months ended September 30, 1999, as compared to a loss of $1,969,443 for the three months ended September 30, 1998, as amended. The decrease in loss before other income (expense) is primarily due to a combination of the gross profit achieved by the Company, reduced selling, general and administrative expenses incurred during the quarter ended September 30, 1999.

Other Income (Expenses). Other expenses decreased $103,256 from $186,667 for the quarter ended September 30 1998, as amended to $83,411 for the quarter ended September 30, 1999 or 56%. The decrease of $103,256 is primarily related to the amortization of debt issue costs during the quarter ended September 30, 1998.

Net Loss. For the quarter ended September 30, 1999, the Company realized a net loss of $666,119, as compared to net loss of $2,156,110, as amended for the quarter ended September 30, 1998. The decrease in net loss is primarily due to a combination of the gross profit achieved by the Company, the decrease in selling, general and administrative expenses as discussed above and the decrease in other expenses.

Liquidity and Capital Resources

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants; (v) issuance of a $100,000 10% promissory note to an officer/director family member; (vi) exchange of the notes and warrants referred to in (iv); and the sale of $2,561,360 in demand promissory notes to TecNet, all in offerings exempt from registration under the Securities Act.

The Company has no existing bank lines of credit and has not established any sources for such financing. During June 1998, the Company initiated discussions with several entities regarding short-term financing related to accounts receivable to provide funding for the immediate internal expansion of the business.

During the quarters ended September 30, 1999 and 1998, the Company's major components of cash flow were as follows:

                                                    QUARTER ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Net cash used in operating activities ..........   $  (869,968)     $(1,328,605)

Net cash used in investing activities ..........        (6,679)          (2,243)

Net cash provided by financing activities ......       937,170        1,241,551
                                                   -----------      -----------
Net decrease in cash ...........................   $    60,523      $   (89,297)
                                                   ===========      ===========

Net cash used by operating activities during the quarter ended September 30, 1999 was $869,968 as compared to $1,328,605 for the quarter ended September 30, 1998. The decrease of approximately $459,000 was caused by a decrease in the net loss of approximately $1,490,000 for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1999 offset by decreases in deferred revenue due to the Company terminating its facilities based operations and the decrease in amortization of debt issue costs.

To date, capital expenditures have not been material. Cash used in investing activities for both the quarters ended September 30, 1999 and 1998 related solely to capital expenditures of approximately $7,000 for the quarter ended September 30, 1999 and $2,000 for the quarter ended September 30, 1998.

Cash provided from financing activities of approximately $937,000 during the quarter ended September 30, 1999 consisted of net proceeds from the Company's sale of the notes to TecNet. During the quarter ended September 30, 1998, cash provided from financing activities of $1,200,000 related solely to the proceeds from the Company sale of the Company's 10% Notes.

For the quarter ended September 30, 1999, the Company experienced a operating loss of approximately $666,000 and used approximately $870,000 cash in operating activities. The Company's cash position at September 30, 1999 approximated $217,000 and its working capital deficit approximated $12,106,000.

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

The Company expects capital requirements of approximately $2.0 million during fiscal 2000, before it begins to generate positive cash flow during the second half of fiscal 2000. The foregoing amount includes further expansion of the Company's LACs into additional cities and expanding the Company's distribution network. If cash needs prove to be greater than contemplated, the Company will need to slow its expansion of its LAC offerings to additional cities during 2000 to fund its operating shortfall during the second half of fiscal 1999 or until the Company becomes cash flow positive. Also, the Company expects to consider other financing opportunities during the 2000 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in the latter half of fiscal 2000 will be sufficient to fund its operations throughout the 2000 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing in the second half of fiscal 2000 will be realized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and notes payable at September 30, 1999 and June 30, 1999, respectively, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

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

Date: December 2, 1999                  DigiTEC 2000, Inc.
                                        (Registrant)


                                        By: /s/ Frank C. Magliato
                                            ------------------------------------
                                        Frank C. Magliato
                                        Chief Executive Officer, President,
                                        Chairman of the Board of Directors and
                                        Chief Financial Officer


      December 2, 1999                  By: /s/ Diego E. Roca
                                            ------------------------------------
                                        Diego E. Roca
                                        Senior Vice President, Chief
                                        Accounting Officer, Treasurer and
                                        Secretary