Form 10-Q/A
period 1998-12-31
DIGITEC 2000 INC
filed 2000-03-16
CIK 1048729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)*

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

* This amended Form 10-Q is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements contained herein. Portions of Part I-Item 1.-"Financial Statements", Part I-Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 27-"Financial Data Schedule" contain information relating to Customer Lists, Deferred Debt, Insurance Costs, Accounts Payable and Accrued Expenses, Additional Paid-in Capital, Accumulated Deficit, Cost of Sales, Gross Profit
(Loss), Selling, General and Administrative Expenses, Operating Loss, Interest Expense, Net Loss, Cash Flows from Operating Activities, Amortization of Debt Issuance Costs and Impairment of Customer Lists for the period ending December 31, 1998 which are amended to reflect adjustments determined to be required during the preparation of the Company's year-end financial statements for the period ending June 30, 1999. Except as set forth in Note 3 to the Condensed Consolidated Financial Statements, no other adjustments have been made to the reported financial information for the period ended December 31, 1998.

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

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                                     Consolidated Balance Sheets

ITEM 1. CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                  December 31, 1998  June 30, 1998
                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                              $     25,022    $   108,722
   Accounts receivable, net of allowance for bad debts of
      $1,305,000 and $1,305,000 respectively (Note 3)                   1,252,536      1,692,222
   Inventory                                                              572,400        393,586
   Prepaid expenses                                                       112,241        123,953
--------------------------------------------------------------------------------------------------
           Total current assets                                         1,962,199      2,318,483
Property and equipment, net                                               151,333        160,040
Deferred debt issuance costs                                              352,500
Customer lists, net of accumulated amortization of $353,208
     and $334,000                                                         207,142        373,882
Carrier deposits and other                                                271,030        287,385
--------------------------------------------------------------------------------------------------
Total Assets                                                         $  2,944,204    $ 3,139,790
==================================================================================================
Liabilities and Stockholders' Deficit
Current:
   Accounts payable - trade                                          $  4,651,489    $ 1,379,896
   Accounts payable and accrued expenses                                  484,176        464,620
   Payable to Premiere Communications, Inc.                               597,132        597,132
   Accrued legal                                                               --        450,188
   Accrued settlement expense (Note 4)                                     69,639        204,126
   Accrued research and development                                       325,000        325,000
   Deferred revenue                                                       884,623        955,117
   Note payable - current (Note 8)                                      1,342,981        168,556
   Due to related party (Note 9)                                          100,000
--------------------------------------------------------------------------------------------------
           Total current liabilities                                    8,455,040      4,544,635
Deferred rent                                                              89,545         89,545
--------------------------------------------------------------------------------------------------
           Total liabilities                                            8,544,585      4,634,180
--------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' deficit:
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
      61,050 shares Series A outstanding                                       61             61
   Common stock, $.001 par value, 100,000,000 shares authorized;
      6,858,988 and 6,814,248 shares issued and outstanding,
      respectively                                                          6,859          6,814
   Additional paid-in capital                                          15,361,363     14,174,283
   Accumulated deficit                                                (20,968,664)   (15,675,548)
--------------------------------------------------------------------------------------------------
           Total stockholders' deficit                                 (5,600,381)    (1,494,390)
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                          $  2,944,204    $  3,139,790
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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Operations

                                                                     (Unaudited)
================================================================================

                                                              For the Three Months Ended         For the Six Months Ended
                                                                      December 31,                     December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                1998             1997             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $ 2,808,448     $ 11,432,730      $ 8,648,346     $ 24,613,043
Cost of sales                                                  3,471,554       10,943,831        9,504,580       22,959,045
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit (loss)                                           (663,106)         488,899         (856,234)       1,653,998

Selling, general and administrative expenses                   1,888,901        1,222,451        3,669,382        2,069,674
--------------------------------------------------------------------------------------------------------------------------------
  Operating loss                                              (2,552,007)        (733,552)      (4,525,616)        (415,676)
Other income (expense):
  Interest expense                                              (585,000)              --         (767,500)              --
--------------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                            (3,137,007)        (733,552)      (5,293,116)        (415,676)
--------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Loss from operations of Cellular division (Note 6)                    --         (371,380)              --         (527,061)
Loss from operations of World Access (Note 2)                         --               --               --         (105,554)
Loss on disposal of Cellular division                                 --          (75,000)              --          (75,000)
--------------------------------------------------------------------------------------------------------------------------------
   Loss from discontinued operations                         $        --         (446,380)              --         (707,615)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $(3,137,007)    $ (1,179,932)     $(5,293,116)    $ (1,123,291)
================================================================================================================================
Net loss per common share-basic and diluted:
   From continuing operations                                $      (.46)    $       (.14)     $     (0.77)    $       (.08)
   From discontinued operations                                       --             (.09)              --             (.15)
--------------------------------------------------------------------------------------------------------------------------------
                                                             $      (.46)    $       (.23)     $     (0.77)    $       (.23)
================================================================================================================================
Weighted average number of common and
   common equivalent shares outstanding                        6,858,988        5,050,649        6,836,618        4,954,649
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

Six Months Ended December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                       Preferred Stock         Common Stock
                                       ----------------      ------------------    Additional      Accumulated   Total stockholders'
                                       Shares    Amount      Shares      Amount  paid-in capital     deficit      equity (deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1998
For the six months ended               61,050     $61       6,814,248    $6,814    $14,174,283    $(15,675,548)     $(1,494,390)
   December 31, 1998:
   Exercise of Warrants (Note 7)           --      --          44,750        45         67,080              --           67,125
   Warrants accompanying
      10% Notes (Note 8)                   --      --              --        --      1,120,000              --        1,120,000
      Net loss                             --      --              --        --             --      (5,293,116)      (5,293,116)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             61,050     $61       6,858,998    $6,859    $15,361,363    $(20,968,664)     $(5,600,381)
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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Six Months Ended December 31,                                                        1998            1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                       $(5,293,116)    $(1,123,291)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                   19,651         120,686
        Amortization of debt issuance costs (Note 8)                                  767,500
        Impairment of customer lists                                                  147,089
        Depreciation                                                                   12,382          18,699
        Deferred rent                                                                      --           5,000
        Deferred income                                                               (70,494)             --
        (Increase) decrease in:
           Accounts receivable                                                        439,685      (1,823,544)
           Inventory                                                                 (178,814)       (746,055)
           Prepaid expenses and other assets                                           28,068        (191,821)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                    2,706,474       3,225,110
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities of continuing
                   operations                                                      (1,421,575)       (515,216)
                Net cash used in operating activities of discontinued operations           --        (295,900)
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                              (1,421,575)       (811,116)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                (3,675)        (72,442)
--------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by investing activities                    (3,675)        (72,442)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of Note Payable                                                          (25,575)             --
   Note Payable Auto                                                                       --          23,002
   Proceeds from issuance of 10% Notes (Note 8)                                     1,200,000              --
   Proceeds from exercise of warrants                                                  67,125         309,576
   Proceeds from related party transaction                                            100,000
--------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                           1,341,550         332,578
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                       (83,700)       (550,980)
Cash, beginning of period                                                             108,722         727,197
--------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $    25,022     $   176,217
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

(h)   Customer Lists

      Customer Lists were purchased from third parties during 1999, 1998 and 1997. These costs are amortized on a straight-line basis over the estimated useful lives of the customer bases acquired, which approximate three years. The Company periodically evaluates the recoverability of these intangibles based on several factors, including management's intention with respect to the acquired assets and the estimated future non-discounted cash flows expected to be generated by such assets. During the second quarter of fiscal 1999, management adjusted their valuations of several customer lists. Based on management's evaluations, the Company recorded approximately $147,000 as an impairment of these intangibles.

(i)   Regulatory Requirements

      The Company is currently evaluating various tax and other regulatory assessments to determine their applicability to the Company's operations. As these operations expand, the Company may become subject to additional tariffs and the federal and state regulatory charges. During the first 6 months of fiscal 1999, the Company accrued approximately $375,000 relating to various taxes, penalties and interest related to unfiled tax returns.

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

3.    Restatement

      During the course of the audit of the Company's Consolidated Financial Statements for the year ended June 31, 1999, the Company became aware of certain required adjustments, primarily the fair valuation of the warrants issued in connection with the $1.2 million financing during the quarter ended September 30, 1998 and their related amortization. In addition, the Company failed to record federal excise tax obligations. The Condensed Consolidated Financial Statements for the period ending December 31, 1998 are hereby restated to reflect the following adjustments as summarized below:

                                                              Six Months ended
                                                              December 31, 1998

      Net loss, as previously reported                            $(4,008,377)
      Adjustments-Increase (Decrease):
        Cost of Sales                                                 252,322
        Selling, general and administrative expenses                  264,917
        Interest Expense                                              767,500
                                                                  -----------
                                                                    1,284,739

      Net loss, as adjusted                                       $(5,293,116)
                                                                  ===========

      Per share amounts
        Basic and diluted
        As previously reported                                          (0.59)
        Adjustments                                                     (0.18)
                                                                  -----------
      As Adjusted                                                 $     (0.77)
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

8.    Issuance of 10% Six-Month Notes with Warrants

      During September, 1998, the Company issued $1,200,000 of 10% Six-month Notes (the "Notes") and warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), subject to certain adjustments. The $2.375 Warrants were exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants were set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D. The fair value of the $2.375 Warrants was recorded as debt issue costs and will be amortized to Interest expenses over a six-month period beginning with September, 1998. Amortization through December, 1998 amounted to $767,500.

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

Cost of Sales. The Company's cost of sales for the three months ended December 31, 1998 decreased to approximately $3,471,554, as adjusted from $10,943,831 for the three months ended December 31, 1997. The decrease of $7,472,277 or 68% was primarily related to the decrease in revenues that the Company experienced in the three months ended December 31, 1998 as compared to the second quarter in the prior year. Cost of sales continued to exceed net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit (Loss). For the three months ended December 31, 1998, the Company experienced a gross loss of approximately $663,106, as adjusted, as compared to a gross profit of approximately $488,899 for the three months ended December 31, 1997. The decrease of $1,152,005 was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the initiation of the Company's facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the three months ended December 31, 1998, the Company continued to phase out its bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1998 increased to $1,888,901, as adjusted, from $1,222,451 for the three months ended December 31, 1997. This increase of $666,450 is primarily related to increases in personnel related to the Company's initiation of its facilities-based services, which the Company has been unable to fully establish due to liquidity problems and recognition of impairment of customer lists.

Loss from Continuing Operations/Net Loss. The Company incurred a loss from continuing operations of approximately $3,137,007, as adjusted, for the three months ended December 31, 1998, as compared to a loss from continuing operations of approximately $733,552 for the three months ended December 31, 1997. This increased loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs. In addition, the Company incurred Interest Expense of $585,000 in connection with the exchange of its 10% Promissory Notes and related warrant.

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

Cost of Sales. The Company's cost of sales for the six months ended December 31, 1998 decreased to approximately $9,504,580, as adjusted, from $22,959,045 for the six months ended December 31, 1997. The decrease of $13,454,465 or 59% was primarily related to the decrease in revenues that the Company experienced in the six months ended December 31, 1998 as compared to the first two quarters in the prior year. Cost of sales exceeded net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit. For the six months ended December 31, 1998, the Company experienced a gross loss of approximately $856,234, as adjusted, as compared to a gross profit of approximately $1,653,998 for the six months ended December 31, 1997. The decrease of $2,510,232 or 152% was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the transition of the Company's brands from bundled Cards to facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the six months ended December 31, 1998, the Company phased out its bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired, but could not establish its facilities-based Cards due to liquidity difficulties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1998 increased to approximately $3,669,382, as adjusted, from $2,069,674 for the six months ended December 31, 1997. This increase of $1,599,708 or 78% is primarily related to:

      1. Increases in Cost of Sales of $252,322 due to various telecommunications taxes.

      2. Increases in salaries, wages and personnel-related expenses of approximately $401,000, as the Company's employee base increased from 41 full-time employees to 80, including six part-time employees, by September 30, 1998. The increase in employees was related to an expansion of the Company's internal route distribution network and expanded customer service.

      3. Increases in rent, telephone, general office and non-wage-related customer service expenses of approximately $358,339, which were related to the larger workforce.

      4. Increases in professional fees of approximately $483,120, primarily due to increased corporate consulting fees and legal expenses related to litigation, regulatory filings and financing.

Increase of $273,250 in selling, general and administrative expenses was caused by write offs of customer lists and estimated penalties on excise taxes.

Loss from Continuing Operations. The Company incurred a loss from continuing operations of approximately $5,293,116, as adjusted, for the six months ended December 31, 1998, as compared to a loss from continuing operations of approximately $415,676 for the six months ended December 31, 1997. This loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs, coupled with higher selling, general and administrative expenses incurred during the period. In addition, the Company incurred Interest expense of $767,500 in connection with the exchange of its 10% Promissory Notes and related warrants.

Loss from Discontinued Operations. The Company incurred no losses from discontinued operations for the six months ended December 31, 1998 as compared to a loss from discontinued operations of $707,615 related to the discontinued operations of the cellular division for the period ended December 31, 1997.

Net Loss. For the six months ended December 31, 1998, the Company realized a total net loss of $5,293,116, as adjusted, as compared to net loss of $1,123,291 for the six months ended September 30, 1997. This loss is due to the lower gross margin on decreased sales coupled with the substantial increase in selling, general and administrative expenses as discussed above, including interest expense.

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
                                                  ===========        ==========

Net cash used by operating activities during the six months ended December 31, 1998 was $1,421,575 as compared to $811,116 for the six months ended December 31, 1997. The increase of $610,459 was caused by a net loss of $5,293,116 for the six months ended December 31, 1998 as compared to net loss of $1,123,291 for the six months ended December 31, 1997 and an increase in accounts payable and accrued expenses of $2,706,474 for the six months ended December 31, 1998 as compared to an increase of $3,225,110 for the six months ended December 31, 1997.

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

For the six month period ended December 31, 1998, the Company experienced a substantial operating loss of $5,293,116 and used $1,421,575 cash in operating activities. The Company's cash position at December 31, 1998 approximated $25,000 and its working capital deficit approximated $6,073,000. Of the Company's working capital deficit, approximately $823,000 consists of deferred revenue, which represents sales for which provision of the underlying telecommunications service has not yet been rendered or paid for by the Company. This does not represent an immediate cash requirement. However, due to operating losses and the Company's expansion, the Company remains severely undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen. During the six months ended December 31, 1998, the Company has experienced substantial difficulty in making timely payments to its vendors and satisfying other financial obligations, including payments to its landlord, employees and the providers of its telecommunications facilities, professional services and other general corporate services. Because of the lack of liquidity and the difficulty in making payments to the providers of certain telecommunications facilities, the Company has not been able to add the requisite facilities as rapidly as planned, and the Company's sales of Cards has been adversely affected.

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

            (b)   Reports on Form 8-K

                  None.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                     Part II - Other Information
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 16, 2000                 DigiTEC 2000, Inc.
                                      ------------------------------------------
                                      (Registrant)

                                      By: /s/ Frank C. Magliato
                                          --------------------------------------
                                          Frank C. Magliato
                                          Chief Executive Officer, President,
                                          Chairman of the Board of Directors
                                          and Chief Financial Officer

       March 16, 2000                 By: /s/ Diego E. Roca
                                          --------------------------------------
                                          Diego E. Roca
                                          Senior Vice President, Treasurer,
                                          Chief Accounting Officer and Secretary