Form 10-Q/A
period 1999-03-31
DIGITEC 2000 INC
filed 2000-03-16
CIK 1048729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No.1)

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

* This amended Form 10-Q is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note 3 of Notes to Condensed Consolidated Financial Statements contained herein. Portions of Part I-Item 1.-"Financial Statements", Part I-Item 2-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 27-"Financial Data Schedule" contain information relating to Customer Lists, Accounts Payable and Accrued Expenses, Additional Paid-in Capital, Accumulated Deficit, Cost of Sales, Gross Profits (Loss), Selling, General and Administrative Expenses, Operating Loss, and Interest Expense, Net Loss, Cash Flows from Operating Activities, Amortization of Debt Issuance Costs and Impairment of Customer Lists for the period ending March 31, 1999 which are amended to reflect adjustments determined to be required during the presentation of the Company's year-end financial statements for the period ending June 30, 1999. Except as set forth in Note 3 to the Condensed Consolidated Financial Statements no other adjustments have been made to the reported financial information for the period ended March 31, 1999.

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                                     Consolidated Balance Sheets

ITEM 1. CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                     March 31, 1999  June 30, 1998
                                                                     (Unaudited)
--------------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                              $    183,688    $   108,722
   Accounts receivable, net of allowance for bad debts of
      $1,305,000 and $1,305,000 respectively (Note 3)                     961,011      1,692,222
   Inventory                                                               84,785        393,586
   Prepaid expenses                                                        88,051        123,953
--------------------------------------------------------------------------------------------------
           Total current assets                                         1,317,535      2,318,483
Property and equipment, net                                               156,027        160,040
Customer lists, net of accumulated amortization of $510,417
     and $334,000                                                         334,753        373,882
Carrier deposits and other                                                 78,855        287,385
--------------------------------------------------------------------------------------------------
Total Assets                                                         $  1,887,170    $ 3,139,790
==================================================================================================
Liabilities and Stockholders' Deficit
Current:
   Accounts payable - trade                                          $  7,923,481    $ 1,379,896
   Accounts payable and accrued expenses                                  580,822        464,620
   Payable to Premiere Communications, Inc.                               583,152        597,132
   Accrued legal                                                           75,000        450,188
   Accrued settlement expense (Note 4)                                    139,278        204,126
   Accrued research and development                                       325,000        325,000
   Deferred revenue                                                        91,707        955,117
   Notes payable - current (Notes 8 and 9)                              2,082,032        168,556
   Due to related party (Note 9)                                          100,000
--------------------------------------------------------------------------------------------------
           Total current liabilities                                   11,900,472      4,544,635
Deferred rent                                                              74,556         89,545
--------------------------------------------------------------------------------------------------
           Total liabilities                                           11,975,028      4,634,180
--------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' deficit:
   Preferred stock, $.001 par value, 1,000,000 shares authorized;
      61,050 shares Series A outstanding                                       61             61
   Common stock, $.001 par value, 100,000,000 shares authorized;
      7,058,988 and 6,814,248 shares issued and outstanding,
      respectively                                                          7,059          6,814
   Additional paid-in capital                                          15,661,163     14,174,283
   Accumulated deficit                                                (25,756,141)   (15,675,548)
--------------------------------------------------------------------------------------------------
           Total stockholders' deficit                                (10,087,858)    (1,494,390)
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                          $  1,887,170    $ 3,139,790
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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Operations

                                                                     (Unaudited)
================================================================================

                                                              For the Three Months Ended         For the Nine Months Ended
                                                                      March 31,                          March 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                 1999            1998              1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $ 1,443,787     $  6,359,998     $ 10,092,133     $31,166,036
Cost of sales                                                  4,160,909        7,704,321       13,665,489      30,856,362
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit (loss)                                         (2,717,122)      (1,344,323)      (3,573,356)        309,674

Selling, general and administrative expenses                   1,717,855        3,057,449        5,387,237       5,021,567
--------------------------------------------------------------------------------------------------------------------------------
  Operating loss                                              (4,434,977)      (4,401,772)      (8,960,593)     (4,711,893)
Other income (expense):
  Interest expense                                              (352,500)              --       (1,120,000)             --
--------------------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                            (4,787,477)      (4,401,772)     (10,080,593)     (4,711,893)
--------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Loss from operations of Cellular division (Note 6)                    --               --               --        (527,061)
Loss from operations of World Access (Note 2)                         --               --               --        (105,554)
Loss on disposal of Cellular division                                 --               --               --         (75,000)
--------------------------------------------------------------------------------------------------------------------------------
   Loss from discontinued operations                         $        --               --               --        (707,615)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $(4,787,477)    $ (4,401,772)    $(10,080,593)    $(5,419,508)
================================================================================================================================
Net loss per common share-basic and diluted:
   From continuing operations                                $     (0.69)    $       (.73)    $      (1.47)    $      (.80)
   From discontinued operations                                       --               --               --            (.12)
--------------------------------------------------------------------------------------------------------------------------------
                                                             $     (0.69)    $       (.73)    $      (1.47)    $      (.92)
================================================================================================================================
Weighted average number of common and
   common equivalent shares outstanding                        6,914,544        5,992,867        6,836,618       5,863,359
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

Nine Months Ended March 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                      Preferred Stock       Common Stock
                                      ----------------    ------------------    Additional      Accumulated   Total stockholders'
                                      Shares    Amount    Shares      Amount  paid-in capital     deficit       equity (deficit)
---------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1998
For the nine months ended             61,050     $61     6,814,248    $6,814    $14,174,283    $(15,675,548)    $(1,494,390)
   December 31, 1998:
   Exercise of Warrants (Note 7)          --      --        44,750        45         67,080              --          67,125
   Warrants accompanying
      10% Notes (Note 8)                  --      --            --        --      1,120,000              --       1,120,000
      Stock Issued for purchase of
      assets from Total POS Systems   --      --            200,000       200       299,800              --         300,000
      Net loss                            --      --            --        --             --     (10,080,593)    (10,080,593)
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999               61,050     $61     7,058,998    $7,059    $15,661,163    $(25,756,141)   $(10,087,858)
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

                                                              DigiTEC 2000, Inc.
                                                                and Subsidiaries
                                                      (formerly Promo Tel, Inc.)

                                                  Part I - Financial Information
                                       Item 1. Consolidated Financial Statements
                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Nine Months Ended March 31,                                                           1999           1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                      $(10,080,593)    $(5,419,508)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                  176,860         165,544
        Amortization of debt issuance costs (Note 8)                                1,120,000
        Impairment of customer lists                                                  147,089
        Depreciation                                                                   35,921          26,325
        Deferred rent                                                                 (14,988)         38,408
        Deferred income                                                              (863,409)             --
        Directors Compensation                                                             --       1,248,000
        (Increase) decrease in:
           Accounts receivable                                                        731,211      (3,029,496)
           Inventory                                                                  308,801        (251,469)
           Prepaid expenses and other assets                                          244,431        (420,896)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                    6,205,770      (1,342,654)
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities of continuing
                   operations                                                      (1,988,907)     (8,985,746)
                Net cash used in operating activities of discontinued operations           --        (448,874)
--------------------------------------------------------------------------------------------------------------
                Net cash used in operating activities                              (1,988,907)     (9,434,620)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                               (16,726)        (72,442)
--------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by investing activities                   (16,726)        (72,442)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of Note Payable                                                          (25,574)             --
   Note Payable Auto                                                                    4,049          22,699
   Proceeds from issuance of 10% Notes (Note 8)                                     1,200,000              --
   Proceeds from exercise of warrants                                                  67,125       2,935,876
   Proceeds from investment by Premiere Communications, Inc.                               --       6,105,000
   Proceeds from related party transaction                                            100,000              --
   Proceeds from issuance of Promissory Notes to TECNet, Inc.                         735,000              --
--------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                           2,080,600       9,063,575
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                        74,967        (443,487)
Cash, beginning of period                                                             108,722         727,197
--------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $   183,689     $   283,710
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

(i)   Regulatory Requirements

      The Company is currently evaluating various tax and other regulatory assessments to determine their applicability to the Company's operations. As these operations expand, the Company may become subject to additional tariffs and the federal and state regulatory charges. During the first 9 months of fiscal 1999, the Company accrued approximately $410,000 relating to various taxes, penalties and interest related to unfiled tax returns.

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

3.    Restatement

      During the course of the audit of the Company's Consolidated Financial Statements for the year ended June 30, 1999, the Company became aware of certain required adjustments, primarily the fair valuation of the warrants issued in connection with the $1.2 million financing during the quarter ended September 30, 1998 and their related amortization. In addition, the Company failed to record federal excise tax obligations. The Condensed Consolidated Financial Statements for the period ending March 31, 1999 are hereby restated to reflect the following adjustments as summarized below:

                                                            Nine Months ended
                                                              March 31, 1999

Net income, as previously reported                            $ (8,372,010)
Adjustments-Increase (Decrease):
   Cost of Sales                                                   273,774
   Selling, general and administrative expenses                    343,976
   Interest Expense                                              1,090,833
                                                              ------------
                                                                 1,708,583

Net income, as adjusted                                       $(10,080,593)
                                                              ============
Per share amounts
   Basic and diluted
   As previously reported                                            (1.22)
   Adjustments                                                        (.25)
                                                              ------------

   As adjusted                                                       (1.47)
                                                              ============

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

5.    Accrued Settlement

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

6.    Settlement of Promissory Note with Frontier

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

7.    Acquisition of Assets.

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

8.    Redemption of $1.50 Warrants

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

9.    Issuance of 10% Six-Month Notes with Warrants

      During September, 1998, the Company issued $1,200,000 of 10% Six-month Notes (the "Notes") and warrants to purchase 600,000 shares of the Company's Common Stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), subject to certain adjustments. The $2.375 Warrants were exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants were set at the closing price of the Common Stock on September 4, 1998. Nine investors participated in this offering, including an officer/director and his family, and a director, totaling $600,000. The issuance and sale of the Notes and $2.375 Warrants are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D. The fair value of the $2.375 Warrants was recorded as debt issue costs and amortized over the six-month period ending March, 1999 with $1,120,000 interest charge.

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

10.   Due to Related Party

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

11.   Subsequent Events

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

Cost of Sales. The Company's cost of sales for the three months ended March 31, 1999 decreased to $4,160,909, as adjusted, from $7,704,321 for the three months ended March 31, 1998. The decrease of $3,543,412 or 46% was primarily related to the decrease in revenues that the Company experienced in the three months ended March 31, 1999 as compared to the third quarter in the prior year. Cost of sales continued to exceed net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit (Loss). For the three months ended March 31, 1999, the Company experienced a gross loss of $2,717,122, as adjusted, as compared to a gross loss of $1,344,323 for the three months ended March 31, 1998. The increase of $1,372,799 was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the initiation of the Company's facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the three months ended March 31, 1999, the Company completed its phase out bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 decreased to approximately $1,717,855, as adjusted, from $3,057,449 for the three months ended March 31, 1998. This decrease of $1,339,594 is primarily related to decreases in personnel instituted by the Company offset by impairment of customer lists.

Loss from Continuing Operations/Net Loss. The Company incurred a loss from continuing operations of approximately $4,787,477, as adjusted, for the three months ended March 31, 1999, as compared to a loss from continuing operations of approximately $4,401,772 for the three months ended March 31, 1998. The loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs but is offset by reductions in Selling, General and Administrative Expenses. In addition, the Company incurred financing expenses of $352,500 in connection with its exchange of 10% Promissory Notes and related warrants.

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

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31,
1999

Net Sales. Net Sales for the nine months ended March 31, 1999 decreased by approximately $21,073,903 or 68% from $31,166,036 during the nine months ended March 31, 1998 to $10,092,133 for the nine months ended March 31, 1999. Two master distributors accounted for approximately 20% and 16% of sales during the nine months ended March 31, 1999. The decrease in sales is due primarily to:

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

Cost of Sales. The Company's cost of sales for the nine months ended March 31, 1999 decreased to $13,665,489, as adjusted, from $30,856,362 for the nine months ended March 31, 1998. The decrease of $17,190,873 or 56% was primarily related to the decrease in revenues that the Company experienced in the nine months ended March 31, 1999 as compared to the first two quarters in the prior year. Cost of sales exceeded net sales due to the Company not being able to route its traffic on its least cost providers due to its inability to prepay the carriers as a result of its limited capital resources, thereby increasing the cost of goods sold significantly over budgeted amounts.

Gross Profit. For the nine months ended March 31, 1999, the Company experienced a gross loss of approximately $3,573,356, as adjusted, as compared to a gross profit of approximately $309,674 for the nine months ended March 31, 1999. The decrease of $3,883,030 or 1,254% was primarily related to the lower volume of sales during the current period and the higher cost of sales due to the higher facilities costs, as discussed above. In addition, the transition of the Company's brands from bundled Cards to facilities-based Cards was accompanied by introductory pricing, thereby further reducing the gross profit on those sales. During the nine months ended March 31, 1999, the Company phased out its bundled products since they were no longer competitively priced and since the Company's agreement with Premiere, a major supplier of such Cards, had expired, but could not establish its facilities-based Cards due to liquidity difficulties.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 1999 increased to $5,387,237, as adjusted, from $5,021,567 for the nine months ended March 31, 1998. This increase of $365,670 or 7% is primarily related to:

      1. Increase in Costs of Sales of $273,774 due to various telecommunications taxes.

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

Loss from Continuing Operations. The Company incurred a loss from continuing operations of $10,089,593, as adjusted, for the nine months ended March 31, 1999, as compared to a loss from continuing operations of approximately $4,711,893 for the nine months ended March 31, 1998. This loss is primarily due to the combination of lower gross margin resulting from the decreased sales and higher facilities costs, coupled with the write off of $495,312 of amounts related to cancelled Card print jobs and expired Cards previously purchased and $1,120,000 incurred in financing expenses in connection with the exchange of its 10% Promissory Notes and related warrants.

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

During the nine month periods ended March 31, 1999 and 1998, the Company's major components of cash flow were as follows:

                                                    NINE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                      1999               1998
                                                  -------------      -----------
Net cash used in operating activities .........   $(1,988,907)      $(9,434,620)

Net cash used in investing activities .........       (16,726)          (72,442)

Net cash provided by financing activities .....     2,080,600         9,063,575
                                                  -----------        ----------
Net increase (decrease) in cash ...............   $    74,967       $  (443,487)
                                                  ===========        ==========

Net cash used by operating activities during the nine months ended March 31, 1999 was $1,988,907 as compared to $9,434,620 for the nine months ended March 31, 1998. The decrease of approximately $7,445,713 was caused by a net loss of $10,080,593 for the nine months ended March 31, 1999 as compared to net loss of $5,419,508 for the nine months ended March 31, 1998 and an increase in accounts payable and accrued expenses of $6,205,770 for the nine months ended March 31, 1999 as compared to an increase of $1,342,654 for the nine months ended March 31, 1998.

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

For the nine month period ended March 31, 1999, the Company experienced a substantial operating loss of $10,080,593 and used $1,988,907 cash in operating activities. The Company's cash position at March 31, 1999 approximated $183,689 and its working capital deficit approximated $10,091,443. Of the Company's working capital deficit, approximately $91,707 consists of deferred revenue, which represents sales for which provision of the underlying telecommunications service has not yet been rendered or paid for by the Company. This does not represent an immediate cash requirement. However, due to operating losses and the Company's expansion, the Company remains severely undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen. During the nine months ended March 31, 1999, the Company has experienced substantial difficulty in making timely payments to its vendors and satisfying other financial obligations, including payments to its landlord, employees and the providers of its telecommunications facilities, professional services and other general corporate services. Because of the lack of liquidity and the difficulty in making payments to the providers of certain telecommunications facilities, the Company has not been able to add the requisite facilities as rapidly as planned, and the Company's sales of Cards has been adversely affected.

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

Date:  March 16, 2000                    DigiTEC 2000, Inc.
                                       -----------------------------------------
                                       (Registrant)

                                       By: /s/ Frank C. Magliato
                                           -------------------------------------
                                           Frank C. Magliato
                                           Chief Executive Officer, President
                                           Chairman of the Board of Directors
                                           and Chief Financial Officer

       March 16, 2000                  By: /s/ Diego E. Roca
                                           -------------------------------------
                                           Diego E. Roca
                                           Senior Vice President, Chief
                                           Operating Officer, Treasurer
                                           and Secretary