Form 10-Q
period 1999-12-31
DIGITEC 2000 INC
filed 2000-04-07
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the registrant's common stock, par value $.001 per share (the "Common Stock") as of December 31, 1999 was 7,058,998.

================================================================================

                               DIGITEC 2000, INC.
                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1999
and the Year Ended June 30, 1999.....................................          3

Condensed Consolidated Statements of Loss for the Three and Six
Months Ended December 31, 1999 and 1998..............................          4

Condensed Consolidated Statement of Stockholders' Deficit for the
Six Months Ended December 31, 1999...................................          5

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended December 31, 1999 and 1998.....................................          6

Notes to Condensed Consolidated Financial Statements.................     7 - 12

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations .................................    13 - 17

ITEM 3--Quantitative and Qualitative Disclosures About Market Risk ..         18

PART II -- OTHER INFORMATION

ITEM 1 - Legal Proceedings ..........................................         19

ITEM 6 - Exhibits and Reports on Form 8-K ...........................         20

Signatures ..........................................................         21

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                           Condensed Consolidated Balance Sheets
================================================================================

                                                      December 31, 1999  June 30, 1999
                                                         (Unaudited)        (Audited)
--------------------------------------------------------------------------------------
Assets:
Current:
 Cash and cash equivalents                               $  1,140,740    $    156,756
 Due from TecNet, Inc.                                             --         260,000
 Accounts receivable, net of allowance for bad debts
  of $847,121 and $847,000                                  1,933,367         604,586
 Inventory                                                    108,377          58,818
 Prepaid expenses and other                                   202,524         133,887
--------------------------------------------------------------------------------------
Total Current Assets                                        3,385,008       1,214,047

Property and equipment, net of depreciation of
 $139,196 and $113,124                                        154,803         141,778
Customer lists, net of accumulated amortization of
 $71,205 and $583,611 (Note 1(f))                             213,615         261,559
Other assets                                                   83,722          79,355
--------------------------------------------------------------------------------------
Total Assets                                             $  3,837,148    $  1,696,739
=====================================================================================
Liabilities and Stockholders' Deficit
Current:
 Payable to Tecnet, Inc. (Note  4)                       $ 10,820,118    $  6,849,385
 Accounts payable - Trade                                   2,031,989       2,133,887
 Accrued taxes and penalties                                  960,000         586,804
 Payable to Premiere Communications, Inc.                     583,152         583,152
 Accrued legal                                                687,669         825,615
 Accrued settlement expense                                   865,587         991,633
 Other accrued expenses                                       762,914         574,720
 Notes payable                                                211,425         221,425
--------------------------------------------------------------------------------------
Total Current Liabilities                                 16,922,854       12,766,621

Deferred rent                                                 58,143           66,350
Convertible Debt (Note 4)                                  1,200,000        1,200,000
--------------------------------------------------------------------------------------
Total Liabilities                                         18,180,997       14,032,971
--------------------------------------------------------------------------------------
Commitments and Contingencies (Note 5)
Stockholders' Deficit
 Series A Convertible Preferred Stock, $.001 par value,
   1,000,000 shares authorized; 61,050 shares Series A
   outstanding                                                    61               61
 Common Stock, $.001 par value, 100,000,000 shares
   authorized; 7,058,998 shares issued and outstanding         7,059            7,059
 Additional paid-in-capital                               16,981,318       16,899,123
 Accumulated deficit                                     (31,332,287)     (29,242,475)
--------------------------------------------------------------------------------------
Total Stockholders' Deficit                              (14,343,849)     (12,336,232)
--------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit              $ 3,837,148     $  1,696,739
=====================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                           Condensed Consolidated Statements of Loss (Unaudited)
================================================================================

                                                  For the three months ended    For the six months ended
                                                          December 31,                December 31,
                                                      1999          1998          1999          1998
                                                                 (Restated)                  (Restated)
-------------------------------------------------------------------------------------------------------
Net sales                                           3,331,102     2,808,448     6,218,606     8,648,346
Cost of sales                                       2,885,572     3,471,554     5,057,552     9,504,580
-------------------------------------------------------------------------------------------------------
      Gross profit (loss)                             445,530      (663,106)    1,161,054      (856,234)
Selling, general and administrative
    expenses                                        1,777,186     1,888,901     3,034,806     3,669,382
-------------------------------------------------------------------------------------------------------
      Loss before other income
        (expenses)                                 (1,331,656)   (2,552,007)   (1,873,752)   (4,525,616)
-------------------------------------------------------------------------------------------------------
Other Income (expenses)
    Interest expense                                 (104,049)     (585,000)     (198,552)     (767,500)
    Other income (expenses)                           (28,600)           --       (17,508)           --
-------------------------------------------------------------------------------------------------------
         Other expenses                              (132,649)     (585,000)     (216,060)     (767,500)
-------------------------------------------------------------------------------------------------------
Net loss                                           (1,464,305)   (3,137,007)   (2,089,812)   (5,293,116)
=======================================================================================================
Net loss per common share-basic
 and diluted:                                           (0.21)        (0.46)        (0.30)        (0.77)
=======================================================================================================
Weighted average number of
    common and common equivalent
    shares outstanding used in basic and diluted    7,058,998     6,858,988     7,058,998     6,836,618
=======================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

Six Months Ended December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock     Common Stock                                                    Total
                                   ---------------     -----------------         Additional        Accumulated     stockholders'
                                   Shares   Amount     Shares      Amount      paid-in capital       deficit          deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999             61,050   $ 61       7,058,998   $ 7,059     $ 16,899,123        $(29,242,475)   $(12,336,232)

For the six months ended
December 31, 1999:
Contributed capital                                                                  82,195                              82,195
   Net loss                                                   --        --               --          (2,089,812)     (2,089,812)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999         61,050   $ 61       7,058,998   $ 7,059     $ 16,981,318        $(31,332,287)   $(14,343,849)
================================================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                   Six Months Ended December 31,
                                                           1999          1998
                                                                     (Restated)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             (2,089,812)   (5,293,116)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation                                         25,794        12,382
      Amortization of customer lists                       47,944        19,651
      Deferred revenue                                         --       (70,494)
      Deferred rent                                        (8,207)           --
      Impairment of customer lists                             --       147,089
      Amortization of debt issue cost                          --       767,500
      Services provided by shareholder                     82,195            --
      (Increase) decrease in:
        Accounts receivable                            (1,328,781)      439,685
        Inventory                                         (49,559)     (178,814)
        Prepaid expenses and other                        (73,004)       28,068
      Increase (decrease) in:
        Accounts payable and accrued expenses           1,540,506     2,706,474
-------------------------------------------------------------------------------
           Net cash used in operating activities       (1,852,924)   (1,421,575)
-------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                    (38,819)       (3,675)
-------------------------------------------------------------------------------
           Net cash used in investing activities          (38,819)       (3,675)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of TecNet notes                2,885,727            --
  Proceeds from issuance of promissory notes                   --     1,300,000
  Repayment of note payable                               (10,000)      (25,575)
  Proceeds from exercise of warrants                           --        67,125
-------------------------------------------------------------------------------
           Net cash provided by financing activities    2,875,727     1,341,550
-------------------------------------------------------------------------------
           Net increase (decrease) in cash                983,984       (83,700)
Cash and cash equivalents at beginning of period          156,756       108,722
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period              1,140,740        25,022
===============================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of DigiTEC 2000, Inc. (the "Company") for the entire period presented and those of its wholly owned subsidiary, POS TEC Systems, LLC ("POS TEC") from the date of acquisition ("March 4, 1999"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the accompanying footnotes are adequate to ensure that the information presented is not misleading, certain key information and disclosures have been condensed or otherwise omitted pursuant to the SEC rules and regulations noted above. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior presented periods have been restated to conform with generally accepted accounting principles.

The financial information presented for the three months and six months ended December 31, 1999 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire fiscal year.

The information outlined in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations and significant arrearages on trade payables, such realization of assets and the satisfaction of the related liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, the Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet, Inc. ("TecNet") to finance the Company's telecommunications products and services and working capital short-falls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. TecNet is a wholly owned subsidiary of Telephone Electronics Corporation ("TEC") and is a holder of approximately 21% of the Company's outstanding common stock. Additionally, the Company's overall stability is highly dependent upon its ability to raise working capital, to increase market share while developing existing markets and improving overall customer retention, to achieve profitable operations and to generate sufficient operating cash flows from operating and financing activities to meet current obligations as they become due.

In lieu of continuing the development of its operations as a facilities-based carrier, in November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of demand promissory notes. As of December 31, 1999, the Company had an outstanding balance on such loans from TecNet in the amount of $2,885,727 and TecNet provided approximately $2.4 million and $4.4 million in telecommunication services for the three months and six months ended December 31, 1999. As of December 31, 1999, no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services.

Beginning in May of 1999, the Company terminated its facilities-based products and TecNet became the primary provider of bundled prepaid calling cards to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards. As of December 31, 1999 (and through the issuance date of this interim report), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

(b) Nature of Operations

DigiTEC 2000, Inc. (and its wholly owned subsidiary) is primarily engaged in the distribution, marketing and sales of prepaid telephone calling cards. It currently markets its prepaid products principally throughout the New York/New Jersey metropolitan area (the "Metro Area"). The Company also sells its prepaid telephone calling cards in approximately 100 cities, twenty-nine states.

(c) Revenue Recognition

The sales of bundled prepaid calling cards from third-party providers for which the Company acts solely as a distributor are recorded at the sales price of the card and are recognized as revenue upon delivery to the end user customer. The related costs are simultaneously charged to the respective cost of sales accounts upon such delivery.

The revenue from the sale of proprietary, branded, facilities-based prepaid phone cards, along with the related costs of providing the long distance services, are recognized as the telephone calls are initiated and completed by the end user. Weekly and monthly access fees per card is recognized at the beginning of each month commencing thirty-days after the first usage of the underlying card. Any unused prepaid calling time is recognized as income upon the expiration date of the related calling card or twelve months after the initial activation of the related calling card subject to the applicable escheat laws of the governing state. Any amounts collected prior to the recording of revenue by the Company are classified as Deferred Revenue. As of April 30, 1999, the Company no longer provides facilities-based prepaid calling cards to its customers.

Revenue from Point of Sale ("POS") transactions by the Company's subsidiary, POS TEC, are recognized upon the initial activation by the retailer upon the sale of the underlying prepaid calling card to the end user. The related costs are simultaneously charged to the respective cost of sales accounts upon the activation of the card.

(d) Allowance for Bad Debt

The Company maintains an allowance for bad debts to adequately provide for estimated future losses due to the overall lack of collectibility of customers' accounts. The recorded allowances are based on the Company's detailed analysis of delinquencies, assessments of overall risk related to the entity's operations, evaluations of probable future losses and historical performance and the credit worthiness of certain key customers. Specific customer accounts are written off when the probability of a future loss has been established based on a careful consideration of the customer's financial condition.

(e) Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all demand deposits, time deposits and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(f) Customer Lists

During 1998 and 1999, customer lists were purchased from third parties and amortized on a straight-line basis over the estimated useful lives of the customer bases acquired, which approximates three years. The Company periodically evaluates the overall recoverability of these intangible assets based on management's intention with respect to the acquired assets and the estimated future non-discounted cash flows expected to be generated by such assets. During the fourth quarter of fiscal year 1999, management recorded a charge to current operations of approximately $147,089 to reflect the write-down of the carrying value of these intangibles based on such assessments. Additionally, during the second quarter of fiscal year 2000 the Company wrote off $560,350 of fully amortized customer lists.

(g) Fair Value of Financial Instruments

The carrying value of financial instruments, which includes cash and notes payable, at December 31, 1999 and June 30, 1999 approximates fair value as of such dates, due to the relatively short-term maturity of such instruments and the fact that the underlying interest rates approximate current market rates of interest.

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

(h) Earnings (Loss) Per Share

The Company presents earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires the dual presentation of basic EPS and diluted EPS on the face of the statements of operations. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, and diluted earnings per share is based on net income divided by the weighted average number of common shares outstanding together with all dilutive potential common shares outstanding. Since the Company incurred losses for all of the periods presented, the dilutive net loss per share has not been presented due to the fact that the conversion of options, warrants and preferred stock to Weighted Average Common Shares would be anti-dilutive. Therefore there is no difference between basic and diluted earnings per share.

(i) Segment Information

The Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the prior fiscal year. SFAS 131 establishes standards for the way that public business enterprises report financial information on operating business segments and requires that selected information be reported on such segments in interim financial reports. As the Company has only one reportable business segment, prepaid telecommunications services, the adoption and implementation of the disclosure and reporting requirements did not significantly affect the presentation of the results of operation or financial position of the Company.

2. Restatement of Prior Period Balances

During the audit of the Company's consolidated financial statements for the fiscal year ended June 30, 1999, the Company became aware of certain required adjustments. These restatements primarily included the fair valuation and amortization of stock warrants issued in connection with the issuance of $1.2 million of financing in the quarter ended September 30, 1998, and the failure to record federal excise tax obligations related to the sale of its prepaid calling cards to end users. The condensed consolidated financial statements for the period ending December 31, 1998 are hereby restated as follows:

                                               Three Months Ended  Six Months Ended
                                                December 31, 1998  December 31, 1998
                                                -----------------  -----------------
Net Income, as previously reported ............     $(2,297,563)     $(4,008,377)
Adjustments:
   Cost of sales ..............................          77,125          252,322
   Selling, general and administrative expenses         177,319          264,917
   Other expenses .............................         585,000          767,500
                                                    -----------      -----------
                                                        839,444        1,284,739

Net income, as adjusted .......................     $(3,137,007)     $(5,293,116)
                                                    ===========      ===========

Per share amounts, as previously reported .....     $      (.33)     $      (.59)
Adjustments ...................................            (.13)            (.18)
                                                    -----------      -----------

Per share amounts, as adjusted ................     $      (.46)     $      (.77)
                                                    ===========      ===========

3. Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash balances in excess of FDIC coverage and trade receivables. Cash balances on deposit are placed with high credit quality financial institutions. Although cash balances on deposit may from time to time exceed the FDIC limits of coverage, the Company limits the amount of exposure in any one financial institution and believes that no significant concentrations of credit risk exists with respect to its cash deposits as of the date of the presented condensed consolidated balance sheet.

Trade receivables subject the Company to the potential for credit risk and business concentration risk. The Company extends credit to customers generally on an unsecured basis in the normal course of business, and performs ongoing evaluations of its customers' financial condition to help reduce overall credit risk. Allowances are maintained for potential credit losses and such losses have historically been within management's overall expectations. Although sales within the Metro Area of New York and New Jersey accounted for more than 90% of the Company's total sales for both the three months and six month period ended December 31, 1999, the Company believes that the credit risks are moderated because of the geographical dispersion of its target market, the cost competitiveness of its prepaid

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

product in relation to other suppliers, its utilization of a master distribution and vender route sales network and the realized (and forecasted) growth in new markets within the United States and in Mexico.

For the six-month period ended December 31, 1999 the Company had two significant customers which accounted for the following percentages of overall operating revenues and trade receivables:

                            Operating Revenues            Trade Receivables
                          ----------------------       ----------------------
                          $ Amount    Percentage       $ Amount    Percentage
                          --------    ----------       --------    ----------
TMG ..............       $2,288,921       37%         $  584,245       21%
Central Jersey ...          622,025       10%            326,346       12%

4. Related Party Transactions

During September of 1998, the Company issued $1,200,000 of 10% six-month notes (the "Notes") and warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), exercisable for a period of five years from the date of original issuance. The exercise price of the underlying warrants was calculated as the closing price of the Company's common stock on September 4, 1998, subject to certain adjustments. Nine investors participated in the offering, and officers/directors of the Company and immediate family members of such parties purchased $600,000 of the total offering. The issuance and sale of the Notes and the $2.375 Warrants were exempt from registration under the Securities Act of 1933 (the "Securities Act"), as amended by Regulation D. The $1,200,000 fair value of the $2.375 Warrants was recorded as debt issue costs and amortized to interest expense over a six-month period beginning September 30, 1998. Amortization expense for the six months ended December 31, 1998 was $767,500.

On May 15, 1999, the Company exchanged the Notes for 10% two-year promissory notes convertible into shares of the Company's common stock (the "Convertible Debt") at $1.10 per share. Furthermore, the Convertible Debt provided for quarterly payments of interest only during the first twelve months of issuance, and quarterly payments of both interest and principal commencing in the second year. The $2.375 Warrants were concurrently exchanged for new warrants which provided for the purchase of up to 1,800,000 shares of the Company's common stock at an exercise price of $1.10 per share (the "$1.10 Warrants"), calculated as the market value of the common stock as of the maturity date of the Notes. The exchange of the notes and the warrants were exempt from registration under the Securities Act pursuant to Section 4 thereof. As the market price of the Company's common stock was $4.3125 on May 15, 1999, the Company recorded a refinancing charge of $1,200,000 to reflect the intrinsic value of the Convertible Debt up to the full amount of its gross proceeds. No fair value was allocated to the debt issue costs associated with such warrants. To date, the Company has remained current with the terms and interest payments of the related Convertible Debt.

In October of 1998, the Company borrowed $100,000 from an immediate family member of an officer/director of the Company.

In November of 1998, the Company reached a verbal agreement with TecNet to carry the remaining unprocessed minutes on the Company's facilities-based debit cards. In February of 1999, the Company began funding its operating shortfalls through the issuance of demand promissory notes to TecNet bearing an annual interest rate of approximately 10%. Subsequently in the fourth quarter of 1999, the Company reached a verbal agreement with TecNet whereby TecNet would become the primary provider of bundled prepaid calling cards to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards. In addition, TecNet provided approximately $42,000 of consulting services to the Company during the first quarter of fiscal year 2000 which has been accounted for as a capital contribution. As of December 31, 1999 (and through the issuance date of this interim report), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

The following illustrates the detail of amounts owed to TecNet as of December 31, 1999:

Demand notes payable .......................................         $ 2,885,727
Trade payable for bundled prepaid phone cards ..............           3,386,806
Trade payable for telecommunications services ..............           4,391,167
Accrued interest payable ...................................             156,418
                                                                     -----------
                                                                     $10,820,118
                                                                     ===========

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

5. Commitments and Contingencies

The Company and its chief Executive Officer have been named as defendants in a legal action in Mississippi in the case entitled Heritage Graphics, Inc. ("Heritage") vs. Telephone Electronics Corporation. The complaint alleges, among other things, that the defendants breached a contractual agreement and conspired to have Heritage go out of business. The complaint seeks damages of $500,000,000. The case is in discovery. Management believes such litigation will not have a material adverse effect on the financial condition or the results of operations of the Company, and is defending the suit vigorously and asserting appropriate counterclaims. The case is scheduled for trial on September 5, 2000.

On June 9, 1998, the Company was served with a summons and Motion for Summary Judgement by Frontier in a case entitled Frontier Communications International, Inc. v. DigiTEC 2000, Inc. in the Supreme Court of the State of New York, County of Monroe 5390196 seeking judgement on a promissory note (the "Frontier Note") issued by the Company for $893,061 in connection with Frontier's termination of its Card division. The outstanding amount of the Frontier Note at the time was approximately $558,000, which was reflected in the accounts payable of the Company. On June 19, 1998, the Company paid approximately $56,000 on the Frontier Note, reducing the balance to approximately $502,000. On August 6, 1998, the Company negotiated a settlement with Frontier for $200,000. The Company satisfied the settlement in September 1998, and as a result a security interest held by Frontier against certain assets of the company was removed. The gain on the restructuring of the debt of $358,000 was recorded as a reduction in costs of sales during 1999.

The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v DigiTEC 2000, Inc. in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommunication services provided to the Company by Qwest. In May of 1999, they executed a settlement agreement pursuant to which the Company would pay nine monthly installments commencing in December of 1999 for a total of $887,000, with TecNet agreeing to satisfy the remaining $475,000. The Company paid approximately $117,000 to Qwest related to the settlement agreement for the six-month period ended December 31, 1999 and the balance owed of $738,043 is reflected in the accrued settlement expenses on the condensed consolidated balance sheet as of December 31, 1999. TecNet has paid approximately $15,000 to Qwest related to its share of the settlement obligation during the six-month period ending December 31, 1999. The amount of the settlement was the same as the original amount of the cost of sales as TecNet charged the Company for the amount it assumed.

In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. a/k/a Conetco ("Conetco") v. DigiTEC 2000, Inc. f/k/a Promo Tel, Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conteco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting numerous defenses, including that the Company never received the "refund" in question has been filed on behalf of the Company. Management believes such litigation will not have a material adverse effect on the financial condition or the results of operations of the Company.

On March 10, 1999, the Company was served with a Motion for Summary Judgement by Prime Communications (NY) Inc. ("Prime") in a case entitled Prime Communications
(NY), Inc. v DigiTEC 2000, Inc. in the Supreme Court of the State of New York, County of Nassau seeking judgement on a promissory note issued by the Company for $147,000, which note was issued in connection with the acquisition of certain assets from Prime, the outstanding balance of which was approximately $121,425. The Company has countermoved against Prime alleging failure of Prime to deliver the contemplated consideration and seeks damages against Prime. Judgement on the motion was rendered in favor of the Company and Prime has sought a rehearing and commenced a pleniary action. In March of 2000, a judgement was rendered in favor of Prime for $134,000.

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

During March, 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc. v. Promo Tel, Inc. also known as and/or trading as DigiTEC 2000, Inc. in the Civil Court of the City of New York, L&T Index No. 066018-98 seeking eviction and judgement against the Company for a total of $472,799. The matter was settled in September 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February 1999. However, due to its liquidity problems, the Company failed to make the payment due in October and November 1998 and Vanity Fair gave notice of its intention to enter a Confession of Judgement against the Company for $369,774, less amounts previously paid. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and to date is in compliance with the revised payment terms.

On October 20, 1999, Union Telecard Alliance LLC filed suit entitled Union Telecard Alliance LLC v. DigiTEC 2000, Inc., TecNet, Inc. in Supreme Court of the State of New York, New York County against the Company to recover $462,000 for Cards sold to the Company. The Company has not had sufficient time to review the complaint and accordingly is not in a position to express an opinion as to the probable outcome of this matter.

The $583,152 payable to Premiere Communications, Inc. relates to billings by Premiere for the purchase of prepaid phone cards which are currently being disputed by the Company. Management believes that it has a meritorious position with respect to such matters due to breach of contract and repricing issues surrounding the original terms of the purchase agreement. The Company is not in a position to express an opinion as to the probable outcome of this matter. Therefore due to the overall uncertainty surrounding the accrual, the liability remains unchanged from the prior presented period.

The Company is currently evaluating various tax and regulatory assessments to determine their overall applicability to its current operations. As the Company's operations continue to expand, the Company may become subject to additional tariffs and both state and federal regulatory charges. The Company accrued approximately $374,000 and $462,000 for various taxes, penalties and interest related to unfiled tax returns for the periods ended December 31, 1999 and 1998, respectively.

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

6. Stockholder's Equity

The 61,050 shares of $.001 par value voting Series A Convertible Preferred Stock was issued on March 31, 1998 to Premiere in lieu of payment of the outstanding trade payable balance owed by the Company. The Series A Preferred Stock is convertible into common stock of the Company at any time by Premiere and the Company has the right to require Premiere to convert such Preferred Stock after March 31, 1999. The Certificate of Designation for the Series A Convertible Preferred Stock provides for certain voting, liquidation and registration rights for the holder. The conversion of such stock is calculated by multiplying the number of shares of Series A Convertible Preferred Stock (61,055) issued in connection with the Premier Investment Agreement by $100 (the Investment Amount as defined in the Certificate of Designation) divided by $8.3463 (the Conversion Price as defined in the Certificate of Designation) which results in a total of 731,462 shares of common stock to be issued subject to certain subsequent securities issues. The Company may call the redemption of each share of Series A Convertible Preferred Stock at any time for $100 a share plus any applicable accrued dividends.

7. Acquisitions

On March 4, 1999, the Company (through its subsidiary POS TEC) acquired the assets, property and business of TOTAL POS SOLUTIONS, LLC in exchange for 200,000 shares of the Company's common stock. The shares of common stock were valued at $1.50 per share based on the market price on the Closing Date ("February 24, 1999") of the Asset Purchase Agreement. The acquisition was recorded utilizing the purchase method of accounting and the Company valued the underlying customer lists obtained under the transaction at approximately $285,000 to be amortized over a period of thirty-six months. The operating results of the acquired entity have been included within the Company's consolidated financial statements since March 4, 1999.

8. Subsequent Events

Subsequent to December 31, 1999, the Company borrowed an additional $979,000 from TecNet pursuant to demand promissory notes bearing an annual rate of interest of ten percent. As of the date of this interim report, TecNet continues to provide consulting services, financing and telecommunications support. As there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

      As previously reported, the Company initiated a strategy of becoming a facilities based carrier in April, 1998. To accomplish this strategy the Company migrated its brands to dedicated platforms. However, because the Company was unable to fund carrier deposits and prepay for telecommunications services, the Company was unable to secure sufficient network facilities and competitive rates. As a result, the Company was unable to market its new facilities-based cards as quickly as originally planned and was forced to accept returns of product from distributors. The liquidity problems of the Company were further aggravated by the loss of control over processed call minutes and termination of customer's calls on the Company's network, as well as the increased costs of sales attributed to the repricing of the Company's cards by Premiere. In lieu of continuing the development of its operations as a facilities-based carrier, in November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of demand promissory notes. However, no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services. As of December 31, 1999 (and through the issuance date of this interim report), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

      The Condensed Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations and significant arrearages on trade payables, such realization of assets and satisfaction of liabilities is subject to significant uncertainties. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, the Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital short-falls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. Additionally, the Company's stability is dependent up on its ability to raise capital, develop market share, achieve profitable operations and to generate sufficient cash flow from operations and financing sources to meet obligations.

      The Company believes that future growth is highly dependent on the continued receipt of operational and financial support from TecNet, to provide customers with a high quality prepaid product at a competitive price, and the ability to terminate the related minutes on TecNet's network facilities at favorable rates. In addition, the Company expects to produce favorable operating results in the future by increasing its existing retail distribution market, to introduce new products to its target market which are cost competitive on a per minute basis and to capitalize upon economies of scale within existing markets.

Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net Sales. Net Sales increased approximately $523,000 (19%) to $3,331,102 for the three month period ended December 31, 1999 as compared to $2,808,448 for the three month period ended December 31, 1998 (as restated). The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy of becoming a facilities-based carrier and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by directly focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets instead of purchasing costly network infrastructure. The Company's revenues are now effectively based on minutes-of-usage time by the end user and the Company was able to significantly increase the number of prepaid minutes sold during the three month period ended December 31, 1999 through its master distributor networks. The Company has been able to realize market growth due to the fact that it can offer a cost competitive prepaid calling card by passing the favorable pricing obtained from TecNet on the bundled products obtained to its end users.

Cost of Sales. The Company's cost of sales decreased approximately $586,000 (17%) to $2,885,572 for the three month period ended December 31, 1999 as compared to $3,471,554 for the three month period ended December 31, 1998 (as restated). The overall decrease is directly related to the Company's abandonment of its prior strategy of becoming a facilities-based carrier. By focusing its efforts on reselling bundled prepaid products obtained from TecNet (which are terminated on TecNet's network), the Company was able to realize cost savings by not paying facilities-based carrier charges, fixed cost circuit charges or private line charges to route the customers' calls.

Gross Profit. The Company realized a gross profit of approximately $446,000 for the three month period ended December 31, 1999 as compared to a gross loss of $663,000 for the three month period ended December 31, 1998 (as restated). The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet which did not have the higher costs of facilities based cards, as well as the cost savings from not having to pay fixed circuit costs and private line charges on activated cards. In addition, the Company was able to obtain more favorable short-term financing rates from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased approximately $112,000 (6%) to $1,777,186 for the three month period ended December 31, 1999 as compared to $1,888,901 for the three month period ended December 31, 1998 (as restated). The overall decrease is related to the combined effect of several factors. Salaries, wages and related taxes and benefits declined from the prior presented period due to a reduction in the number of employees. The Company realized considerable cost savings from the consulting, financing and telecommunications support services provided by TecNet on its behalf for the quarter ended December 31, 1999. In addition, the Company realized reductions in both depreciation and amortization expense from that of prior presented periods due to fully amortized customer lists in the current period and sale/retirement of facilities based network equipment. Finally, overall rent expense declined from the prior period due to the fact that the Company sublet under utilized office space to external third parties.

Loss before other Income (Expenses). The Company's realized loss before other income (expenses) of approximately $1.3 million for the three month period ended December 31, 1999 improved significantly as compared to the gross loss of approximately $2.5 million for the three month period ended December 31, 1998 (as restated). The overall improvement is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses). The Company's other income (expenses) decreased approximately $452,000 (77%) to $132,649 for the three month period ended December 31, 1999 as compared to $585,000 for the three month period ended December 31, 1998 (as restated). The overall decline is related to the amortization of debt issue costs of the $2.375 Warrants in the prior presented period offset by interest expense related to the long-term financing rates obtained from TecNet to finance current operations.

Net Loss. The Company's realized net loss of approximately $1.5 million for the three month period ended December 31, 1999 improved significantly as compared to the gross loss of $3.1 million for the three month period ended December 31, 1998 (as restated). The overall improvement is directly related to the factors noted above for gross profit and other income (expenses).

Operations

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

Net Sales. Net Sales decreased approximately $2.4 million (28%) to $6,218,606 for the six month period ended December 31, 1999 as compared to $8,648,346 for the six month period ended December 31, 1998 (as restated). The overall decline for the six month period ended December 31, 1999 is attributed to the Company's transition from facilities based cards to branded bundled prepaid telephone cards.

Cost of Sales. The Company's cost of sales decreased approximately $4.4 million (47%) to $5,057,552 for the six month period ended December 31, 1999 as compared to $9,504,580 for the six month period ended December 31, 1998 (as restated). The overall decrease is directly related to the Company's abandonment of its prior strategy of becoming a facilities-based carrier. By focusing its efforts on reselling bundled prepaid products obtained from TecNet (which are terminated on TecNet's network), the Company was able to realize cost savings by not paying facilities-based carrier charges, fixed cost circuit charges or private line charges to route the customers' calls.

Gross Profit. The Company realized a gross profit of approximately $1.6 million for the six month period ended December 31, 1999 as compared to a gross loss of $856,234 for the six month period ended December 31, 1998 (as restated). The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet which did not have the higher costs of facilities based cards, as well as the cost savings from not having to pay fixed circuit costs and private line charges on activated cards. In addition, the Company was able to obtain more favorable short-term financing rates from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased approximately $635,000 (17%) to $3,034,806 for the six month period ended December 31, 1999 as compared to $3,669,382 for the six month period ended December 31, 1998 (as restated). The overall decrease is related to the combined effect of several factors. Salaries, wages and related taxes and benefits declined from the prior presented period due to a reduction in the number of employees. The Company realized considerable cost savings from the consulting, financing and telecommunications support services provided by TecNet on its behalf for the quarter ended December 31, 1999. In addition, the Company realized reductions in both depreciation and amortization expense from that of prior presented periods due to fully amortized customer lists in the current period and sale/retirement of facilities based network equipment. Finally, overall rent expense declined from the prior period due to the fact that the Company sublet under utilized office space to external third parties.

Loss before other Income (Expenses). The Company's realized loss before other income (expenses) of approximately $3.2 million for the six month period ended December 31, 1999 improved significantly as compared to the gross loss of $4.5 million for the six month period ended December 31, 1998. The overall improvement is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses). The Company's other income (expenses) decreased approximately $551,000 (72%) to $216,060 for the six month period ended December 31, 1999 as compared to $767,500 for the six month period ended December 31, 1998 (as restated). The overall decline is related to the amortization of debt issue costs of the $2.375 Warrants in the prior presented period offset by interest expense related to the long-term financing rates obtained from TecNet to finance current operations.

Net Loss. The Company's realized net loss of approximately $2.1 million for the six month period ended December 31, 1999 improved significantly as compared to the gross loss of $5.3 for the three month period ended December 31, 1998 (as restated). The overall improvement is directly related to the factors noted above for gross profit and other income (expenses).

Liquidity and Capital Resources

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants; (v) issuance of a $100,000 10% promissory note to an officer/director family member; and (vi) the infusion of $10,663,700 of operating capital through the issuance of demand promissory notes and the extension of trade credit by TecNet. All of the above offerings were exempt from registration under the applicable Securities Act".


The Company has no existing bank lines of credit and has not established any sources for such financing.

During the six months ended December 31, 1999 and 1998, the Company's major components of cash flow were as follows:

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   -----------------------------
                                                       1999             1998
                                                   -----------      ------------
Net cash used in operating activities ..........   $(1,852,924)     $(1,421,575)

Net cash used in investing activities ..........       (38,819)          (3,675)

Net cash provided by financing activities ......     2,875,727        1,341,550
                                                   -----------      -----------
Net increase (decrease) in cash ................   $   983,984      $   (83,700)
                                                   ===========      ===========

The Company's net cash used by operating activities increased approximately $431,000 (30%) to $(1,852,924) for the six month period ended December 31, 1999 as compared to $(1,421,575) for the six month period ended December 31, 1998 (as restated). The overall increase in net cash used by operating activities is related to the combined effect of a decrease in net loss of approximately $3.2 million, an increase in accounts receivable of $889,000, and a $1.2 million increase in accounts payable and accrued expenses. In addition the overall increase is impacted by the amortization of $768,000 of debt issue costs and $147,000 of customer list impairment in the prior period.

To date, capital expenditures have not been material. Cash used in investing activities for both the six months ended December 31, 1999 and 1998 related solely to capital expenditures of approximately $39,000 for the six months ended December 31, 1999 and $3,600 for the six months ended December 31, 1998.

During the six months ended December 31, 1998, cash provided from financing activities of $1,300,000 related primarily to the proceeds of the Company's sales of 10% Notes and the sale of a $100,000 10% promissory note payable to an immediate family member of an officer/director of the Company.

For the six months ended December 31, 1999, the Company experienced a operating loss of approximately $1,873,000 and used approximately $1,853,000 cash in operating activities. The Company's cash position at December 31, 1999 approximated $1,140,740 and its working capital deficit approximated $14,343,549.

Since June 30, 1998, the Company has raised cash through the issuance of $1,200,000 of 10% Notes and the issuance of 10% demand promissory notes payable to TecNet. Since November of 1998, the Company has been dependent on TecNet financing its shortfalls in cash flows and current operations and the provisioning of telecommunication services by TecNet. In addition, the Company has imposed a fifty-percent deferral of its two executive's salaries and has subleased a portion of its corporate headquarters to reduce the overall cash shortfalls. As the Company increases the sales of its bundled prepaid products, its capital requirements are expected to progressively decline. The Company believes that it will achieve positive cash flows from operations in the second half of fiscal year 2000.

The Company expects capital requirements of approximately $2.0 million during fiscal 2000, before it begins to generate positive cash flow during the second half of fiscal 2000. The foregoing amount includes further expansion of the Company's prepaid products into additional cities and expanding the Company's existing master distribution network. If cash needs prove to be greater than contemplated, the Company will need to slow the expansion of its prepaid product offerings to additional cities during fiscal year 2000. Also, the Company expects to consider other financing opportunities during the 2000 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in the latter half of fiscal 2000 will be sufficient to fund its operations throughout the 2000 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing in the second half of fiscal 2000 will be realized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and notes payable at December 31, 1999 and June 30, 1999, respectively, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

                            PART 2--OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its chief Executive Officer have been named as defendants in a legal action in Mississippi in the case entitled Heritage Graphics, Inc. ("Heritage") vs. Telephone Electronics Corporation. The complaint alleges, among other things, that the defendants breached a contractual agreement and conspired to have Heritage go out of business. The complaint seeks damages of $500,000,000. The case is in discovery. Management believes such litigation will not have a material adverse effect on the financial condition or the results of operations of the Company, and is defending the suit vigorously and asserting appropriate counterclaims. The case is scheduled for trial on September 5, 2000.

On June 9, 1998, the Company was served with a summons and Motion for Summary Judgement by Frontier in a case entitled Frontier Communications International, Inc. v. DigiTEC 2000, Inc. in the Supreme Court of the State of New York, County of Monroe 5390196 seeking judgement on a promissory note (the "Frontier Note") issued by the Company for $893,061 in connection with Frontier's termination of its Card division. The outstanding amount of the Frontier Note at the time was approximately $558,000, which was reflected in the accounts payable of the Company. On June 19, 1998, the Company paid approximately $56,000 on the Frontier Note, reducing the balance to approximately $502,000. On August 6, 1998, the Company negotiated a settlement with Frontier for $200,000. The Company satisfied the settlement in September 1998, and as a result a security interest held by Frontier against certain assets of the company was removed. The gain on the restructuring of the debt of $358,000 was recorded as a reduction in costs of sales during 1999.

The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v DigiTEC 2000, Inc. in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommunication services provided to the Company by Qwest. In May of 1999, they executed a settlement agreement pursuant to which the Company would pay nine monthly installments commencing in December of 1999 for a total of $887,000, with TecNet agreeing to satisfy the remaining $475,000. The Company paid approximately $117,000 to Qwest related to the settlement agreement for the six-month period ended December 31, 1999 and the balance owed of $738,043 is reflected in the accrued settlement expenses on the condensed consolidated balance sheet as of December 31, 1999. TecNet has paid approximately $15,000 to Qwest related to its share of the settlement obligation during the six-month period ending December 31, 1999. The amount of the settlement was the same as the original amount of the cost of sales as TecNet charged the Company for the amount it assumed.

In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. a/k/a Conetco ("Conetco") v. DigiTEC 2000, Inc. f/k/a Promo Tel, Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conteco's access to its long distance network because of Conetco's failure to pay its large outstanding balance, the debit cards became useless. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting numerous defenses, including that the Company never received the "refund" in question has been filed on behalf of the Company. Management believes such litigation will not have a material adverse effect on the financial condition or the results of operations of the Company.

On March 10, 1999, the Company was served with a Motion for Summary Judgement by Prime Communications (NY) Inc. ("Prime") in a case entitled Prime Communications
(NY), Inc. v DigiTEC 2000, Inc. in the Supreme Court of the State of New York, County of Nassau seeking judgement on a promissory note issued by the Company for $147,000, which note was issued in connection with the acquisition of certain assets from Prime, the outstanding balance of which was approximately $121,425. The Company has countermoved against Prime alleging failure of Prime to deliver the contemplated consideration and seeks damages against Prime. Judgement on the motion was rendered in favor of the Company and Prime has sought a rehearing and commenced a pleniary action. In March of 2000, a judgement was rendered in favor of Prime for $134,000.

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

During March, 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc. v. Promo Tel, Inc. also known as and/or trading as DigiTEC 2000, Inc. in the Civil Court of the City of New York, L&T Index No. 066018-98 seeking eviction and judgement against the Company for a total of $472,799. The matter was settled in September 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February 1999. However, due to its liquidity problems, the Company failed to make the payment due in October and November 1998 and Vanity Fair gave notice of its intention to enter a Confession of Judgement against the Company for $369,774, less amounts previously paid. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and to date is in compliance with the revised payment terms.

On October 20, 1999, Union Telecard Alliance LLC filed suit entitled Union Telecard Alliance LLC v. DigiTEC 2000, Inc., TecNet, Inc. in Supreme Court of the State of New York, New York County against the Company to recover $462,000 for Cards sold to the Company. The Company has not had sufficient time to review the complaint and accordingly is not in a position to express an opinion as to the probable outcome of this matter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit 27-Financial Data

(b) Reports on Form 8-K

      None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 4, 2000                     DigiTEC 2000, Inc.
                                        (Registrant)


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


      April 4, 2000                     By: /s/ Diego E. Roca
                                            ------------------------------------
                                        Diego E. Roca
                                        Senior Vice President, Chief
                                        Accounting Officer, Treasurer and
                                        Secretary