Form 10-Q
period 2000-03-31
DIGITEC 2000 INC
filed 2000-05-15
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(c) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

The number of outstanding shares of the registrant's common stock, par value $.001 per share (the "Common Stock") as of March 31, 2000 was 7,058,998.

================================================================================

                               DIGITEC 2000, INC.
                               INDEX TO FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2000
and the Year Ended June 30, 1999                                              3

Condensed Consolidated Statements of Loss for the Three and Nine
Months Ended March 31, 2000 and 1999                                          4

Condensed Consolidated Statement of Stockholders' Deficit for the
Nine Months Ended March 31, 2000                                              5

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended March 31, 2000 and 1999                                                 6

Notes to Condensed Consolidated Financial Statements                     7 - 11

ITEM 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    12 - 14

ITEM 3     Quantitative and Qualitative Disclosures about Market Risk        15

PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings                                            15 - 16

ITEM 4     Submission of Matters to a Vote of Security Holders               16

ITEM 6     Exhibits and Reports on Form 8-K                                  16

Signatures                                                                   17

                                                              DigiTEC 2000, Inc.
                                                                  And Subsidiary

                                           Condensed Consolidated Balance Sheets
================================================================================

                                                                         March 31, 2000      June 30, 1999
                                                                           (Unaudited)         (Audited)
----------------------------------------------------------------------------------------------------------
Assets:
Current:
 Cash and cash equivalents                                                $  1,149,155       $    156,756
 Due from TecNet, Inc.                                                              --            260,000
 Accounts receivable, net of allowance for bad debts
   of $1,247,000 and $847,000                                                1,802,382            604,586
 Inventory                                                                     139,076             58,818
 Prepaid expenses and other                                                     49,703            133,887
---------------------------------------------------------------------------------------------------------

Total Current Assets                                                         3,140,316          1,214,047

Property and equipment, net of depreciation of
 $149,350 and $113,124                                                         134,216            141,778
Customer lists, net of accumulated amortization of
 $94,940 and $583,611 (Note 1(f))                                              189,880            261,559
Other assets                                                                    82,523             79,355
---------------------------------------------------------------------------------------------------------

Total Assets                                                              $  3,546,935       $  1,696,739
=========================================================================================================

Liabilities and Stockholders' Deficit
Current:
 Payable to TecNet, Inc. (Note 4)                                         $ 12,593,678       $  6,849,385
 Accounts payable - Trade                                                    1,779,522          2,133,887
 Accrued taxes and penalties                                                 1,092,410            586,804
 Payable to Premiere Communications, Inc.                                      583,152            583,152
 Accrued legal                                                                 693,708            825,615
 Accrued settlement expense                                                    393,521            991,633
 Other accrued expenses                                                        774,547            574,720
 Notes payable                                                                  48,125            221,425
---------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                   17,958,663         12,766,621

Deferred rent                                                                   41,729             66,350
Convertible Debt (Note 4)                                                    1,200,000          1,200,000
---------------------------------------------------------------------------------------------------------

Total Liabilities                                                           19,200,392         14,032,971
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 5)
Stockholders' Deficit
 Series A Convertible Preferred Stock, $.001 par value, 1,000,000
    shares authorized; 61,050 shares Series A outstanding                           61                 61
 Common Stock, $.001 par value, 100,000,000 shares
    authorized; 7,058,998 shares issued and outstanding                          7,059              7,059
 Additional paid-in-capital                                                 17,031,318         16,899,123
 Accumulated deficit                                                       (32,691,895)       (29,242,475)
---------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                (15,653,457)       (12,336,232)
---------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                               $  3,546,935       $  1,696,739
=========================================================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  And Subsidiary

                           Condensed Consolidated Statements of Loss (Unaudited)
================================================================================

                                                 For the three months ended          For the nine months ended
                                                          March 31,                           March 31
                                                   2000              1999              2000              1999
----------------------------------------------------------------------------------------------------------------
                                                                   (Restated)                         (Restated)
Net sales                                        3,314,592         1,443,787         9,533,198        10,092,133
Cost of sales                                    3,162,377         4,160,909         8,219,929        13,665,489
----------------------------------------------------------------------------------------------------------------

    Gross profit (loss)                            152,215        (2,717,122)        1,313,269        (3,573,356)

Selling, general and administrative
    Expenses                                     1,339,850         1,717,855         4,374,656         5,387,237
----------------------------------------------------------------------------------------------------------------

    Loss before other income (expenses)         (1,187,635)       (4,434,977)       (3,061,387)       (8,960,593)

Other income (expenses)
    Interest expense                              (161,631)         (352,500)         (360,183)       (1,120,000)
    Other income (expenses)                        (10,342)                            (27,850)
----------------------------------------------------------------------------------------------------------------

    Other expenses                                (171,973)         (352,500)         (388,033)       (1,120,000)
----------------------------------------------------------------------------------------------------------------

Net loss                                        (1,359,608)       (4,787,477)       (3,449,420)      (10,080,593)

Net loss per common share-basic
    and diluted                                      (0.19)            (0.69)            (0.49)            (1.47)

Weighted average number of common
    and common equivalent shares
    outstanding used in basic and diluted        7,058,998         6,914,544         7,058,998         6,836,618


     See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  And Subsidiary

          Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)
================================================================================

Nine Months Ended March 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                             Preferred Stock     Common Stock         Additional                         Total
                                             ---------------   ------------------      paid-in       Accumulated      stockholders'
                                             Shares   Amount   Shares      Amount      Capital         deficit         deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                        61,050    $61    7,058,998    $7,059    $16,899,123    $(29,242,475)    $(12,336,232)

For the nine months ended March 31, 2000:
 Contributed capital                                                                     132,195                          132,195
 Net loss                                                                                             (3,449,420)      (3,449,420)
---------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 2000                       61,050    $61    7,058,998    $7,059    $17,031,318    $(32,691,895)    $(15,653,457)
=================================================================================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  And Subsidiary

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                           Nine Months Ended March 31,
                                                             2000            1999
                                                                          (Restated)
-------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                 (3,449,420)    (10,080,593)
 Adjustments to reconcile net loss to net cash used
    In operating activities:
       Provision for losses on customer receivables          400,000              --
       Depreciation                                           39,671          35,921
       Amortization of customer lists                         71,679         176,860
       Deferred revenue                                           --        (863,409)
       Deferred rent                                         (24,621)        (14,988)
       Impairment of customer lists                               --         147,089
       Amortization of debt issue cost                            --       1,120,000
       Services provided by shareholder                      132,195              --
       (Increase) decrease in:
         Accounts receivable                              (1,597,796)        731,211
         Inventory                                           (80,258)        308,801
         Prepaid expenses and other                          348,451         244,431
       Increase (decrease) in:
         Accounts payable and accrued expenses             2,644,021       6,205,770
------------------------------------------------------------------------------------
           Net cash used in operating activities          (1,516,078)     (1,988,907)
------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                        (39,544)        (16,726)
------------------------------------------------------------------------------------
           Net cash used in investing activities             (39,544)        (16,726)
------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of TecNet notes                    2,721,321         735,000
 Proceeds from issuance of promissory notes                       --       1,300,000
 Proceeds from issuance of notes payable for equipment            --           4,049
 Repayment of note payable                                  (173,300)        (25,574)
 Proceeds from exercise of warrants                               --          67,125
------------------------------------------------------------------------------------
           Net cash provided by financing activities       2,548,021       2,080,600
------------------------------------------------------------------------------------
           Net increase in cash                              992,399          74,967
Cash and cash equivalents beginning of period                156,756         108,722
------------------------------------------------------------------------------------
Cash and cash equivalents end of period                    1,149,155         183,689
====================================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  And Subsidiary

                Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies:

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of DigiTEC 2000, Inc. (the "Company") for the entire period presented and those of its wholly owned subsidiary, POS TEC Systems, LLC ("POS TEC") from the date of acquisition (March 4, 1999), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the accompanying footnotes are adequate to ensure that the information presented is not misleading, certain key information and disclosures have been condensed or otherwise omitted pursuant to the SEC rules and regulations noted above. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior presented periods have been restated to conform with generally accepted accounting principles.

The financial information presented for the three months and nine months ended March 31, 2000 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire fiscal year.

The information outlined in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations and significant arrearages on trade payables, such realization of assets and the satisfaction of the related liabilities is subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, the Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet, Inc. ("TecNet") to finance the Company's telecommunications products and services and working capital short-falls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. TecNet is a wholly owned subsidiary of Telephone Electronics Corporation ("TEC") and is a holder of approximately 21% of the Company's outstanding common stock. Additionally, the Company's overall stability is highly dependent upon its ability to raise working capital, to increase market share while developing existing markets and improving overall customer retention, to achieve profitable operations and to generate sufficient cash flows from operating and financing activities to meet current obligations as they become due.

In lieu of continuing the development of its operations as a facilities-based carrier, in November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of demand promissory notes. As of March 31, 2000, the Company had an outstanding balance on such loans from TecNet in the amount of $4,343,727 and TecNet provided approximately $2.8 million and $7.2 million in telecommunication services for the three months and nine months ended March 31, 2000. As of March 31, 2000, no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services.

Beginning in May of 1999, the Company terminated its facilities-based products and TecNet became the primary provider of bundled prepaid calling cards to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards. As of March 31, 2000 (and through the issuance date of this interim report), the Company is totally dependent on TecNet to provide financing and telecommunications support. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

(b) Nature of Operations

DigiTEC 2000, Inc. (and its wholly owned subsidiary) is primarily engaged in the distribution, marketing and sales of prepaid telephone calling cards. It currently markets its prepaid products principally throughout the New York/New Jersey metropolitan area (the "Metro Area"). The Company also sells its prepaid telephone calling cards in approximately 100 cities in twenty-nine U.S. states.

(c) Revenue Recognition

The sales of bundled prepaid calling cards from third-party providers for which the Company acts solely as a distributor are recorded at the sales price of the card and are recognized as revenue upon delivery to the end user customer. The related costs are simultaneously charged to the respective cost of sales accounts upon such delivery.

The revenue from the sale of proprietary, branded, facilities-based prepaid phone cards, along with the related costs of providing the long distance services, are recognized as the telephone calls are initiated and completed by the end user. Weekly and monthly access fees per card is recognized at the beginning of each month commencing thirty-days after the first usage of the underlying card. Any unused prepaid calling time is recognized as income upon the expiration date of the related calling card or twelve months after the initial activation of the related calling card subject to the applicable escheat laws of the governing state. Any amounts collected prior to the recording of revenue by the Company are classified as Deferred Revenue. As of April 30, 1999, the Company no longer provided facilities-based prepaid calling cards to its customers.

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

(g) Fair Value of Financial Instruments

The carrying value of financial instruments, which includes cash and notes payable, at March 31, 2000 and June 30, 1999 approximates fair value as of such dates, due to the relatively short-term maturity of such instruments and the fact that the underlying interest rates approximate current market rates of interest.

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

2. Restatement of Prior Period Balances

During the audit of the Company's consolidated financial statements for the fiscal year ended June 30, 1999, the Company became aware of certain required adjustments. These restatements primarily included the fair valuation and amortization of stock warrants issued in connection with the issuance of $1.2 million of financing in the quarter ended September 30, 1998, and the failure to record federal excise tax obligations related to the sale of its prepaid calling cards to end users. The condensed consolidated financial statements for the period ending March 31, 1999 are hereby restated as follows:

                                              Three Months Ended   Nine Months Ended
                                                March 31, 1999       March 31, 1999
Net Income, as previously reported               $(4,363,633)        $ (8,372,010)
Adjustments:
Cost of sales                                         21,452              273,774
Selling, general and administrative expenses          49,892              343,976
Interest expense                                     352,500            1,090,833
                                                 -----------         ------------
                                                     423,844            1,708,583

Net income, as adjusted                          $(4,787,477)        $(10,080,593)
                                                 ===========         ============

Per share amounts, as previously reported        $      (.63)        $      (1.22)
Adjustments                                             (.06)                (.25)
                                                 -----------         ------------

Per share amounts, as adjusted                   $      (.69)        $      (1.47)
                                                 ===========         ============

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

Trade receivables subject the Company to the potential for credit risk and business concentration risk. The Company extends credit to customers generally on an unsecured basis in the normal course of business, and performs ongoing evaluations of its customers' financial condition to help reduce overall credit risk. Allowances are maintained for potential credit losses and such losses have historically been within management's overall expectations. Although sales within the Metro Area of New York and New Jersey accounted for more than 90% of the Company's total sales for both the three months and nine month period ended March 31, 2000, the Company believes that the credit risks are moderated because of the geographical dispersion of its target market, the cost competitiveness of its prepaid product in relation to other suppliers, its utilization of a master distribution and vender route sales network and the realized (and forecasted) growth in new markets within the United States and in Mexico.

For the nine-month period ended March 31, 2000 the Company had two significant customers which accounted for the following percentages of overall operating revenues and trade receivables:

                               Operating Revenues          Trade Receivables
                            -------------------------    ----------------------
                             $ Amount      Percentage    $ Amount    Percentage

TMG                         $3,943,150        41%        $483,000        16%
Central Jersey                 894,426         9%         406,922        13%

4. Related Party Transactions

During September of 1998, the Company issued $1,200,000 of 10% six-month notes (the "Notes") and warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), exercisable for a period of five years from the date of original issuance. The exercise price of the underlying warrants was calculated as the closing price of the Company's common stock on September 4, 1998, subject to certain adjustments. Nine investors participated in the offering, and officers/directors of the Company and immediate family members of such parties purchased $600,000 of the total offering. The issuance and sale of the Notes and the $2.375 Warrants were exempt from registration under the Securities Act of 1933 (the "Securities Act"), as amended by Regulation D. The $1,200,000 fair value of the $2.375 Warrants was recorded as debt issue costs and amortized to interest expense over a six-month period beginning September 30, 1998. Amortization expense for the nine months ended March 31, 1999 was $1,120,000.

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

In November of 1998, the Company reached a verbal agreement with TecNet to carry the remaining unprocessed minutes on the Company's facilities-based debit cards. In February of 1999, the Company began funding its operating shortfalls through the issuance of demand promissory notes to TecNet bearing an annual interest rate of approximately 10%. Subsequently in the fourth quarter of 1999, the Company reached a verbal agreement with TecNet whereby TecNet would become the primary provider of bundled prepaid calling cards to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards. In addition, TecNet provided approximately $133,000 of consulting services to the Company during fiscal year 2000 which has been accounted for as a capital contribution. As of March 31, 2000 (and through the issuance date of this interim report), the Company is totally dependent on TecNet to provide financing and telecommunications support. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

The following illustrates the detail of amounts owed to TecNet as of March 31, 2000:

Demand notes payable                                                 $ 4,343,727
Trade payable for bundled prepaid phone cards                          3,613,082
Trade payable for telecommunications services                          4,391,167
Accrued interest payable                                                 245,702
                                                                     -----------
                                                                     $12,593,678
                                                                     ===========

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

The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v DigiTEC 2000, Inc. in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommunication services provided to the Company by Qwest. In May of 1999, the parties executed a settlement agreement pursuant to which the Company would pay nine monthly installments commencing in December of 1999 for a total of $887,000, with TecNet agreeing to satisfy the remaining $475,000. The Company paid approximately $493,000 to Qwest related to the settlement agreement for the nine-month period ended March 31, 2000 and the balance owed of $393,521 is reflected in the accrued settlement expenses on the condensed consolidated balance sheet as of March 31, 2000. TecNet has paid approximately $15,000 to Qwest related to its share of the settlement obligation during the nine-month period ending March 31, 2000. The amount of the settlement was the same as the original amount of the cost of sales as TecNet charged the Company for the amount it assumed.

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

On March 10, 1999, the Company was served with a Motion for Summary Judgement by Prime Communications (NY) Inc. ("Prime") in a case entitled Prime Communications
(NY), Inc. v DigiTEC 2000, Inc. in the Supreme Court of the State of New York, County of Nassau seeking judgement on a promissory note issued by the Company for $147,000, which note was issued in connection with the acquisition of certain assets from Prime, the outstanding balance of which was approximately $121,425. The Company countermoved against Prime alleging the failure of Prime to deliver the contemplated consideration and sought counterclaim damages against Prime. Judgement on the motion was rendered in favor of the Company and Prime sought a rehearing and commenced a pleniary action against the Company. In March of 2000, a judgement was rendered in favor of Prime for $134,000. As of March 31, 2000, the Company had satisfied all obligations to Prime Communications under such judgement.

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

During March, 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc. v. Promo Tel, Inc. also known as and/or trading as DigiTEC 2000, Inc. in the Civil Court of the City of New York, L&T Index No. 066018-98 seeking eviction and judgement against the Company for a total of $472,799. The matter was settled in September 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February 1999. However, due to its liquidity problems, the Company failed to make the payment due in October and November 1998 and Vanity Fair gave notice of its intention to enter a Confession of Judgement against the Company for $369,774, less amounts previously paid. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and as of March 31, 2000, the Company is in compliance with the terms of such agreement.

On October 20, 1999, Union Telecard Alliance LLC filed suit entitled Union Telecard Alliance LLC v. DigiTEC 2000, Inc., TecNet, Inc. in Supreme Court of the State of New York, New York County against the Company to recover $462,000 for Cards sold to the Company. The Company has answered and intends to vigorously defend this matter, but is not in a position to express an opinion as to the probable outcome of this matter.

The $583,152 payable to Premiere Communications, Inc. relates to billings by Premiere for the purchase of prepaid phone cards which are currently being disputed by the Company. Management believes that it has a meritorious position with respect to such matters due to breach of contract and repricing issues surrounding the terms of the original purchase agreement. The Company is not in a position to express an opinion as to the probable outcome of this matter. Therefore, due to the overall uncertainty surrounding the accrual, the liability remains unchanged from the prior presented period.

The Company is currently evaluating various tax and regulatory assessments to determine their overall applicability to its current operations. As the Company's operations continue to expand, the Company may become subject to additional tariffs and both state and federal regulatory charges. The Company previously accrued approximately $374,000 and $462,000 for various taxes, penalties and interest related to unfiled tax returns for the periods ended December 31, 1999 and 1998, respectively. The Company accrued an additional $132,000 for the three-month period ended March 31, 2000 for excise taxes payable and related penalties attributed to such unfiled returns.

6. Stockholder's Equity

The 61,050 shares of $.001 par value voting Series A Convertible Preferred Stock was issued on March 31, 1998 to Premiere in lieu of payment of the outstanding trade payable balance owed by the Company. The Series A Preferred Stock is convertible into common stock of the Company at any time by Premiere and the Company has the right to require Premiere to convert such Preferred Stock after March 31, 1999. The Certificate of Designation for the Series A Convertible Preferred Stock provides for certain voting, liquidation and registration rights for the holder. The conversion of such stock is calculated by multiplying the number of shares of Series A Convertible Preferred Stock (61,055) issued in connection with the Premier Investment Agreement by $100 (the Investment Amount as defined in the Certificate of Designation) divided by $8.3463 (the Conversion Price as defined in the Certificate of Designation) which results in a total of 731,462 shares of common stock to be issued subject to certain subsequent securities issues. The Company may call the redemption of each share of Series A Convertible Preferred Stock at any time for $100 per share plus any applicable accrued dividends.

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

8. Subsequent Events

Subsequent to March 31, 2000, the Company borrowed an additional $538,000 from TecNet pursuant to demand promissory notes bearing an annual rate of interest of ten percent. As of the date of this interim report, TecNet continues to provide consulting services, financing and telecommunications support. As there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

      The Company commenced operations under present management in 1995 to capitalize upon opportunities in the Prepaid Phone Card sector of the long distance telecommunications market. The Company's Prepaid Phone Cards provide consumers with a competitive alternative to traditional calling cards and presubscribed long distance telecommunications services. The Company's total revenues were $10,394,558, $35,032,533 and $26,027,909, and its net losses were
$13,566,927, $11,996,759 and $3,549,514 for the fiscal years ended June 30,
1999, 1998 and 1997, respectively, after losses from discontinued operations of $0, $813,178 and $1,069,261, respectively.

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

      As previously reported, the Company initiated a strategy of becoming a facilities based carrier in April, 1998. To accomplish this strategy the Company migrated its brands to dedicated platforms. However, because the Company was unable to fund carrier deposits and prepay for telecommunications services, the Company was unable to secure sufficient network facilities and competitive rates. As a result, the Company was unable to market its new facilities-based cards as quickly as originally planned and was forced to accept returns of product from distributors. The liquidity problems of the Company were further aggravated by the loss of control over processed call minutes and termination of customer's calls on the Company's network, as well as the increased costs of sales attributed to the repricing of the Company's cards by Premiere. In lieu of continuing the development of its operations as a facilities-based carrier, in November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of demand promissory notes. However, no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services. As of March 31, 2000 (and through the issuance date of this interim report), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

      The Company believes that future growth is highly dependent on the continued receipt of operational and financial support from TecNet, providing customers with a high quality prepaid product at a competitive price, and the ability to terminate the related minutes on TecNet's network facilities at favorable rates. In addition, the Company expects to produce favorable operating results in the future by increasing its existing retail distribution market, to introduce new products to its target market which are cost competitive on a per minute basis and to capitalize upon economies of scale within existing markets.

Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Sales. Net Sales increased approximately $1,900,000 (130%) to $3,314,592 for the three month period ended March 31, 2000 as compared to $1,443,787 for the three month period ended March 31, 1999 (as restated). The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy of becoming a facilities-based carrier and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by directly focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets instead of purchasing costly network infrastructure. The Company's revenues are now effectively based on minutes-of-usage time by the end user and the Company was able to significantly increase the number of prepaid minutes sold during the three month period ended March 31, 2000 through its master distributor networks. The Company has been able to realize market growth due to the fact that it can offer a cost competitive prepaid calling card by passing the favorable pricing obtained from TecNet on the bundled products obtained to its end users.

Cost of Sales. The Company's cost of sales decreased approximately $999,000 (24%) to $3,162,377 for the three month period ended March 31, 2000 as compared to $4,160,909 for the three month period ended March 31, 1999 (as restated). The overall decrease is directly related to the Company's abandonment of its prior strategy of becoming a facilities-based carrier. By focusing its efforts on reselling bundled prepaid products obtained from TecNet (which are terminated on TecNet's network), the Company was able to realize cost savings by not paying facilities-based carrier charges, fixed cost circuit charges or private line charges to route the customers' calls.

Gross Profit. The Company realized a gross profit of approximately $152,000 for the three month period ended March 31, 2000 as compared to a gross loss of approximately $2,700,000 for the three month period ended March 31, 1999 (as restated). The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet which did not have the higher costs of facilities based cards, as well as the cost savings from not having to pay fixed circuit costs and private line charges on activated cards. In addition, the Company was able to obtain more favorable short-term financing rates from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased approximately $378,000 (22%) to $1,339,850 for the three month period ended March 31, 2000 as compared to $1,717,855 for the three month period ended March 31, 1999 (as restated). The overall decrease is related to the combined effect of several factors. Salaries, wages and related taxes and benefits declined from the prior presented period due to a reduction in the number of employees. The Company realized considerable cost savings from the consulting, financing and telecommunications support services provided by TecNet on its behalf for the quarter ended March 31, 2000. In addition, the Company realized reductions in both depreciation and amortization expense from that of prior presented periods due to fully amortized customer lists in the current period and sale/retirement of facilities based network equipment. Finally, overall rent expense declined from the prior period due to the fact that the Company sublet under utilized office space to third parties.

Loss before other Income (Expenses). The Company's realized loss before other income (expenses) of approximately $1.2 million for the three month period ended March 31, 2000 improved significantly as compared to the gross loss of approximately $4.4 million for the three month period ended March 31, 1999 (as restated). The overall improvement is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses). The Company's other income (expenses) decreased approximately $181,000 (51%) to $171,973 for the three month period ended March 31, 2000 as compared to $352,500 for the three month period ended March 31, 1999 (as restated). The overall decline is related to the amortization of debt issue costs of the $2.375 Warrants in the prior presented period offset by interest expense related to the long-term financing rates obtained from TecNet to finance current operations.

Net Loss. The Company's realized net loss of approximately $1.4 million for the three month period ended March 31, 2000 improved significantly as compared to the gross loss of approximately $4.8 million for the three month period ended March 31, 1999 (as restated). The overall improvement is directly related to the factors noted above for gross profit and other income (expenses).

Operations

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Net Sales. Net Sales decreased approximately $559,000 (6%) to $9,533,198 for the nine month period ended March 31, 2000 as compared to $10,092,133 for the nine month period ended March 31, 1999 (as restated).

The overall decline for the nine month period ended March 31, 2000 is attributed to the Company's transition from facilities based cards to branded bundled prepaid telephone cards.

Cost of Sales. The Company's cost of sales decreased approximately $5.4 million (40%) to $8,219,929 for the nine month period ended March 31, 2000 as compared to $13,665,489 for the nine month period ended March 31, 1999 (as restated). The overall decrease is directly related to the Company's abandonment of its prior strategy of becoming a facilities-based carrier. By focusing its efforts on reselling bundled prepaid products obtained from TecNet (which are terminated on TecNet's network), the Company was able to realize cost savings by not paying facilities-based carrier charges, fixed cost circuit charges or private line charges to route the customers' calls.

Gross Profit. The Company realized a gross profit of approximately $1.3 million for the nine month period ended March 31, 2000 as compared to a gross loss of $3,573,356 for the nine month period ended March 31, 1999 (as restated). The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet which did not have the higher costs of facilities based cards, as well as the cost savings from not having to pay fixed circuit costs and private line charges on activated cards. In addition, the Company was able to obtain more favorable short-term financing rates from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses decreased approximately $1.0 million (19%) to $4,374,656 for the nine month period ended March 31, 2000 as compared to $5,387,237 for the nine month period ended March 31, 1999 (as restated). The overall decrease is related to the combined effect of several factors. Salaries, wages and related taxes and benefits declined from the prior presented period due to a reduction in the number of employees. The Company realized considerable cost savings from the consulting, financing and telecommunications support services provided by TecNet on its behalf for the quarter ended March 31, 2000. In addition, the Company realized reductions in both depreciation and amortization expense from that of prior presented periods due to fully amortized customer lists in the current period and sale/retirement of facilities based network equipment. Finally, overall rent expense declined from the prior period due to the fact that the Company sublet under utilized office space to third parties.

Loss before other Income (Expenses). The Company's realized loss before other income (expenses) of approximately $3.1 million for the nine month period ended March 31, 2000 improved significantly as compared to the gross loss of approximately $9.0 million for the nine month period ended March 31, 1999. The overall improvement is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses). The Company's other income (expenses) decreased approximately $732,000 (65%) to $388,033 for the nine month period ended March 31, 2000 as compared to $1,120,000 for the nine month period ended March 31, 1999 (as restated). The overall decline is related to the amortization of debt issue costs of the $2.375 Warrants in the prior presented period offset by interest expense related to the long-term financing rates obtained from TecNet to finance current operations.

Net Loss. The Company's realized net loss of approximately $3.4 million for the nine month period ended March 31, 2000 improved significantly as compared to the gross loss of approximately $10.1 million for the nine month period ended March 31, 1999 (as restated). The overall improvement is directly related to the factors noted above for gross profit and other income (expenses).

Liquidity and Capital Resources

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants; (v) issuance of a $100,000 10% promissory note to an officer/director family member; and (vi) the infusion of $12,347,976 of operating capital through the issuance of demand promissory notes and the extension of trade credit by TecNet. All of the above offerings were exempt from registration under the applicable Securities Act.

The Company has no existing bank lines of credit and has not established any sources for such financing.

During the nine months ended March 31, 2000 and 1999, the Company's major components of cash flow were as follows:

                                                    NINE MONTHS ENDED MARCH 31,
                                                       2000             1999

Net cash used in operating activities              $(1,516,078)     $(1,988,907)
Net cash used in investing activities                  (39,544)         (16,726)
Net cash provided by financing activities            2,548,021        2,080,600
Net increase (decrease) in cash                    $   992,399      $    74,967

The Company's net cash used by operating activities decreased approximately $473,000 (24%) to $(1,516,078) for the nine month period ended March 31, 2000 as compared to $(1,988,907) for the nine month period ended March 31, 1999 (as restated). The overall decease in net cash used by operating activities is related to the combined effect of a decrease in net loss of approximately $6.6 million, an increase in accounts receivable of approximately $2.3 million, a $3.6 million decrease in accounts payable and accrued expenses, an increase of approximately $390,000 in inventory, an increase in the provision for losses on customer receivables of $400,000 and a decrease in deferred revenue of $863,000. In addition the overall increase is impacted by the amortization of $1,120,000 of debt issue costs and $147,000 of customer list impairment in the prior period.

To date, capital expenditures have not been material. Cash used in investing activities for both the nine months ended March 31, 2000 and 1999 related solely to capital expenditures of approximately $39,000 for the nine months ended March 31, 2000 and approximately $17,000 for the nine months ended March 31, 1999.

During the nine months ended March 31, 2000, cash provided from financing activities related primarily to the issuance of approximately $2.7 million in promissory notes to TecNet. During the nine months ended March 31, 1999, cash provided from financing activities of approximately $2.0 million related primarily to the proceeds of the Company's sales of $1.2 million of 10% Notes, the sale of a $100,000 10% promissory note payable to an immediate family member of an officer/director of the Company and $735,000 received through the issuance of promissory notes to TecNet.

For the nine months ended March 31, 2000, the Company experienced an operating loss of approximately $3.1 million and used approximately $1.5 million of cash in operating activities. The Company's cash position at March 31, 2000 approximated $1,149,155 and its working capital deficit approximated $14,818,347.

Since June 30, 1999, the Company has raised cash through the issuance of $1,200,000 of 10% Notes and the issuance of 10% demand promissory notes payable to TecNet. Since November of 1999, the Company has been dependent on TecNet financing its shortfalls in cash flows and current operations and the provisioning of telecommunication services by TecNet. In addition, the Company has imposed a fifty-percent deferral of its two executive's salaries and has subleased a portion of its corporate headquarters to reduce the overall cash shortfalls. As the Company increases the sales of its bundled prepaid products, its capital requirements are expected to progressively decline. Although the Company has achieved significant improvements in cash flows from operations, it does not expect to achieve positive cash flow operations prior to the end of fiscal year 2000.

The Company expects capital requirements of approximately $2.0 million during fiscal 2000, before it begins to generate positive cash flow during the second half of fiscal 2000. The foregoing amount includes further expansion of the Company's prepaid products into additional cities and expanding the Company's existing master distribution network. If cash needs prove to be greater than contemplated, the Company will need to slow the expansion of its prepaid product offerings to additional cities during fiscal year 2000. Also, the Company expects to consider other financing opportunities during the 2000 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in the latter half of fiscal 2000 will be sufficient to fund its operations prior to the end of the 2000 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation will be realized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and notes payable at March 31, 2000 and June 30, 1999, respectively, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

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

The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v DigiTEC 2000, Inc. in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommunication services provided to the Company by Qwest. In May of 1999, the parties executed a settlement agreement pursuant to which the Company would pay nine monthly installments commencing in December of 1999 for a total of $887,000, with TecNet agreeing to satisfy the remaining $475,000. The Company paid approximately $493,000 to Qwest related to the settlement agreement for the nine-month period ended March 31, 2000 and the balance owed of $393,521 is reflected in the accrued settlement expenses on the condensed consolidated balance sheet as of March 31, 2000. TecNet has paid approximately $15,000 to Qwest related to its share of the settlement obligation during the nine-month period ending March 31, 2000. The amount of the settlement was the same as the original amount of the cost of sales as TecNet charged the Company for the amount it assumed.

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

On March 10, 1999, the Company was served with a Motion for Summary Judgement by Prime Communications (NY) Inc. ("Prime") in a case entitled Prime Communications
(NY), Inc. v DigiTEC 2000, Inc. in the Supreme Court of the State of New York, County of Nassau seeking judgement on a promissory note issued by the Company for $147,000, which note was issued in connection with the acquisition of certain assets from Prime, the outstanding balance of which was approximately $121,425. The Company countermoved against Prime alleging the failure of Prime to deliver the contemplated consideration and sought counterclaim damages against Prime. Judgement on the motion was rendered in favor of the Company and Prime sought a rehearing and commenced a pleniary action against the Company. In March of 2000, a judgement was rendered in favor of Prime for $134,000. As of March 31, 2000, the Company had satisfied all obligations to Prime Communications under such judgement.

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

During March, 1998, Vanity Fair Intimates, Inc. ("Vanity Fair") commenced an action entitled Vanity Fair Intimates, Inc. formerly known as Vanity Fair Mills, Inc. v. Promo Tel, Inc. also known as and/or trading as DigiTEC 2000, Inc. in the Civil Court of the City of New York, L&T Index No. 066018-98 seeking eviction and judgement against the Company for a total of $472,799. The matter was settled in September 1998 for $208,916, to be paid in monthly installments of approximately $35,000 commencing in September 1998 and continuing through and including the month of February 1999. However, due to its liquidity problems, the Company failed to make the payment due in October and November 1998 and Vanity Fair gave notice of its intention to enter a Confession of Judgement against the Company for $369,774, less amounts previously paid. The Company subsequently negotiated an alternative payment plan with Vanity Fair, and as of March 31, 2000, the Company has satisfied all obligations to Vanity Fair under such plan.

On October 20, 1999, Union Telecard Alliance LLC filed suit entitled Union Telecard Alliance LLC v. DigiTEC 2000, Inc., TecNet, Inc. in Supreme Court of the State of New York, New York County against the Company to recover $462,000 for Cards sold to the Company. The Company has answered and intends to vigorously defend this matter, but is not in a position to express an opinion as to the probable outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to, and voted upon by, the stockholders of the Company in conjunction with the 1999 Annual Meeting of Shareholders held on December 9, 1999 in New York, New York:

      1. The election of three directors to serve until the next Annual Meeting of Shareholders or until their successors shall be duly elected and qualified;

      2. The ratification of the appointment of BDO Seidman, LLP ("BDO") as the Company's independent certified public accountants for fiscal 1998; and

      The three nominees consisted of Mr. Frank C. Magliato, the Company's Chief Executive Officer and a director, Ms. Lori Ann Perri, a director and Mr. Francis
J. Calcagno, a director. The stockholders approved the election of the three nominees to the Board by an affirmative vote of a majority of the shares of Common Stock in person or by proxy, and entitled to vote at the Annual Meeting.Each of the foregoing nominees received the following votes:

       NAME                          FOR               WITHHELD
       ------------------            ---------         --------

       Mr. Frank C. Magliato         5,305,732          11,667

       Ms. Lori Ann Perri            5,305,732          11,667

       Mr. Francis J. Calcagno       5,305,732          11,667

With respect to the appointment of independent auditors for the Company for the 2000 fiscal year, the Board proposed that the stockholders approve the appointment of BDO Seidman, LLP to serve as the independent auditors of the Company for the 2000 fiscal year. BDO Seidman, LLP served as the Company's independent auditors for the 1999 fiscal year. The stockholders approved the appointment by the affirmative vote of a majority of the shares of Common Stock present, in person or by proxy, at the Annual Meeting. The proposal received the following votes:

                                     FOR               AGAINST          ABSTAIN
                                     ---------         -------          -------

                                     5,309,899           6,500            1,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit 27 -- Financial Data

(b) Reports on Form 8-K

      None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000                     DigiTEC 2000, Inc.
                                        (Registrant)


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


       May 15, 2000                     By: /s/ Diego E. Roca
                                            ------------------------------------
                                        Diego E. Roca
                                        Senior Vice President, Chief
                                        Accounting Officer, Treasurer and
                                        Secretary