Form 10-K405
period 2000-06-30
DIGITEC 2000 INC
filed 2000-10-13
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the fiscal year ended: June 30, 2000 Commission file number: 000-23291

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's Common Stock, par value $.001 per share (the "Common Stock"), held by non-affiliates of the Registrant was $7,211,509 on October 10, 2000, based on the closing sale price of the Common Stock on the Over The Counter (Bulletin Board) market on that date.

The number of outstanding shares of the Registrant's Common Stock as of October 10, 2000 was 7,058,998.

                -------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's Definitive Proxy Statement (as defined in Part III herein) for its Annual Meeting of Stockholders scheduled to be held on November 20, 2000.

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

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K for the year ended June 30, 2000 is forward-looking, such as information relating to the plans of DigiTEC 2000, Inc. (the "Company") to become a sales, marketing and distribution company for providers of telecommunications services in lieu of the Company's previously announced plans to become a facilities-based carrier, the expected effects of this transition and timing thereof upon the Company's margins and cash flow, and competition in the marketplace. Such forward-looking information involves important factors that could significantly affect expected results in the future and potentially cause them to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, but are not limited to, uncertainties relating to general economic conditions, government regulatory and taxation policies, pricing and availability of underlying telecommunications services provided to the Company by its suppliers, technological developments and changes in the competitive environment in which the Company operates. Each such forward-looking statement is qualified by reference to the following cautionary statements.

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

                                     PART I

Item 1. Business

General

The Company was organized as a Nevada corporation in May 1987 under the name Yacht Havens International Corp, which was subsequently changed in July of 1995 to Promo Tel, Inc. ("Promo Tel-Nevada"). In August of 1995, Promo Tel-Nevada merged with Promo Tel, Inc. ("Promo Tel-Delaware"), a Delaware corporation, exchanging 1,333,334 shares of the Company's previously unissued and unregistered common stock for all of the outstanding shares of common stock of Promo Tel-Delaware. In October of 1996, the Company formally amended its Articles of Incorporation to change the legal name of the Company to DigiTEC 2000, Inc.

The Company is engaged in the creation, distribution and marketing of consumer prepaid telephone calling card products. The Company's prepaid cards provide consumers with a competitive alternative to the traditional pre-subscribed long-distance telecommunications services, credit/calling cards and conventional coin and other operator assisted long-distance services.

The Company's principal products are the F/X (R) series ("F/X (R)") and the DIRECT (R) series ("DIRECT (R)") prepaid phone cards. The Company's prepaid products are marketed through an extensive network of distributors and are currently available in approximately 20,000 independent retail locations throughout the United States. The Company's net sales were $35,032,533, $10,394,558 and $13,733,119 for the fiscal years ended June 30, 1998, 1999 and
2000, respectively.

The Company's target markets include ethnic communities with substantial international long distance usage. The Company believes that consumers typically use its prepaid products as their primary means of making long distance calls due to (i) competitive rates, (ii) reliable service, (iii) convenience and (iv) the inability of a portion of the Company's end users to attain the credit necessary to have pre-subscribed or other types of postpaid long distance service.

Brand awareness is important to commercial success in the intensely competitive prepaid phone card market. The Company has developed and promoted its brand awareness through the design of its prepaid cards as well as the high level of service provided to the users of its prepaid cards. The Company currently sells its prepaid products in approximately 100 cities in twenty-nine U.S. states through its wholly owned point-of-sale subsidiary, POS TEC Systems, LLC ("POS TEC"), and through the Company's internal distribution network.

The Company purchases the majority of its prepaid cards in bulk at a discount below the face value of the prepaid cards, which are subsequently resold to either independent distributors or to retail locations serviced by its field representatives depending upon the locality of the distribution. The Company receives its gross margin on the difference between discounts given to customers and the discounts received from its suppliers. The Company's customers are provided with access to local, domestic long distance and international telephone services through toll-free and local access calls directed to call processing platforms operated by TecNet, Inc. ("TecNet"), a wholly owned subsidiary of Telephone Electronics Corporation ("TEC"), and the holder of approximately 21% of the Company's Common Stock. The Company's customers can use the Company's prepaid card at any touch tone telephone simply by dialing the toll-free or local access number, followed by a Personal Identification Number ("PIN") assigned to each card and the telephone number the customer wishes to reach. Prior to connection, the caller is informed of the remaining dollar balance on the card and the number of minutes available for usage. The platform provider switches processed calls to the long distance and local carriers for call completion, and the prepaid cards' remaining balance is debited for the cost of the call.

The Company initiated a strategy of becoming a facilities based carrier in April of 1998. To accomplish this strategy, the Company migrated its brands to dedicated platforms and entered into a Service Agreement with Innovative Telecom Corporation ("Innovative"), substantially all of the operating assets of which were subsequently acquired and reorganized as Enhanced Global Convergence Services, Inc., pursuant to which Innovative agreed to provide processing services for the Company utilizing its switching facilities and platforms located at 60 Hudson Street, New York, NY (the "Hudson Street Facility"). However, the Company was unable to fund the necessary carrier deposits, prepay for telecommunications services, and to secure sufficient network facilities to provide competitive rates to its consumers. Significant returns of its facilities-based cards and the loss of control over processed call minutes further aggrevated the liquidity difficulties of the Company during this time period.

Therefore in lieu of continuing the development of its operations as a facilities-based carrier, in November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. In February of 1999, the Company began to receive semi-monthly operating cash advances from TecNet through the issuance of 10% demand promissory notes. As of June 30, 2000, the Company had an outstanding balance on such loans (including accrued interest) from TecNet in the amount of $6,191,046 and TecNet provided approximately $10.6 million in telecommunications services for the year then ended. As of June 30, 2000, no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services.

Beginning in May of 1999, the Company terminated its facilities-based products and TecNet became the primary provider of bundled prepaid calling cards to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards. As of June 30, 2000(and through the issuance date of this report), the Company is totally dependent on TecNet to provide financing and telecommunications support. There can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

The Company's principal executive offices are located at 8 West 38th Street, New York, New York, 10018, and its telephone number is (212) 944-8888.

Growth Strategy

The Company intends to capitalize on the growth opportunities within the prepaid phone card market using: (i) TecNet's network facilities and economies of scale;
(ii) brand awareness of the Company's established prepaid cards; (iii) the Company's position as a significant conduit of telecommunications traffic to various international destinations; (iv) the Company's distribution network through which the Company can market, distribute and sell new and existing products; and (v) the Company's experience in identifying and marketing to ethnic communities and other consumers in the United States with significant long distance usage requirements.

The Company has identified the following short-term goals: (i) reduce its costs of providing services as a percentage of sales, which will allow the Company both to begin to achieve gross margins and to increase its competitiveness in the marketplace; (ii) improve its cash generated from operations; and (iii) increase its existing revenue base by increasing its market share in existing geographic markets and penetrating new geographic markets. There can be no assurance that the Company will be able to achieve its short-term goals, and for the foreseeable future, the Company's dependence on TecNet to provide financing will continue.

The Company has identified the following strategies in conjunction those goals:

1. Telecommunications Services. The Company is negotiating with TecNet to upgrade TecNet's existing telecommunications points-of-presence ("POP's") throughout the United States to process prepaid card traffic. In addition, the Company is using the telecommunications POP's of TecNet to originate and terminate traffic in Mexico. The Company is operating on three dedicated platforms and is supplying services from these platforms to its current brands of prepaid calling cards.

2. Introduction of Local Access Cards. The Company is introducing Local Access Cards ("LAC's") in most of the markets that it currently services and into many of the markets into which it is expanding its operations. The Company's overall strategy is to introduce local access cards in major metropolitan areas in alliance with top tier carriers, while continuing to provide both competitive rates and a high quality product in current markets. LAC's provide the customer with a local access (seven-digit) number to call to access a debit card platform without the need to dial an 800 number. This feature not only simplifies the use of the card for the customer, it further reduces the Company's cost of providing service by eliminating the costs associated with the provision of an 800 number and the non-billable charges for use of the 800 number. This cost reduction is expected to further increase the Company's competitiveness in the marketplace by providing increased pricing flexibility.

The Company introduced its first LAC product, New York Direct, in the prior fiscal year which was received positively by customers. In August of 1999, the Company began offering its New Jersey Direct and LA Direct local access prepaid phone cards, which allow customers in the New Jersey and Los Angeles markets the ability to call anywhere in the continental United States for 3.9(cent) per minute after a 49(cent) connection fee. The cards also provide customers with competitive international rates for many African, Latin American, Asian, Caribbean, and European countries. In addition, the Company launched its Dallas Direct local access card subsequent to fiscal year-end and is anticipating favorable market acceptance and revenue growth in the targeted market.

3. Expansion of the Company's Retail Distribution Network. The Company's prepaid cards are currently sold in approximately 100 cities in twenty-nine U.S. states. The Company intends to increase its distribution network by expanding its coverage within the markets it currently serves and by extending this network into new markets, including those markets where new LACs are being established. The Company will also evaluate the possibility of acquiring existing or new distributors to internalize its distribution system and to improve margins in existing markets or as a means of establishing a presence in new markets.

4. Introduction of New Products and Services. The Company intends to continue to identify niches of the international and domestic long distance market in which to offer new prepaid products. The Company believes that it will be able to capitalize on its brand awareness and effectively market these products to new and existing customers.

In response to overall competition, the Company began offering lower rates on its DigiTEC Direct and F/X Mexico branded calling cards in June of 2000, as well as on the local access branded cards, New York Direct, New Jersey Direct and Dallas Direct. In addition, existing per-minute rates and access charges were lowered on long distance calls to Brazil, China, Ecuador, Honduras, El Salvador, Guatemala, Jamaica, Laos, Mexico, Peru, Philippines, Poland, and Puerto Rico. The DigiTEC Direct card now offers customers the ability to call anywhere in the continental United States for 2.9(cent) per minute with a 59(cent) connection fee. Local access card rates were decreased to 1.9(cent) per minute with a 49(cent) connection fee. The Company believes that offering highly competitive rates will significantly increase the overall number of prepaid minutes sold in these key markets.

5. International Services. The Company currently targets consumers with significant international long distance usage, such as immigrants and members of ethnic communities in large metropolitan areas, by delivering reliable international long distance services at competitive rates. The Company believes that the international long distance market provides, and will continue to provide, an attractive opportunity given its size and expected growth rate. In addition, the Company intends to capitalize on its brand awareness within certain ethnic communities in the United States by offering international long distance services to selected countries to which its customers direct a substantial number of calls, including the possible establishment of an International Division to focus upon marketing the Company's prepaid cards outside the United States.

6. Point of Sale. The Company through, POS TEC, acquired the assets of Total POS Systems LLC in March of 1999, which included approximately 1,500 retail locations. In August 1999, the Company commenced operations in an effort to secure a market leadership position in the "point of sale" prepaid telecommunications sector to market existing and future brands of its prepaid cards. POS TEC utilizes point of sale technology that allows retailers the ability to utilize traditional credit card processing terminals to activate prepaid telecommunications products and other prepaid services directly on site. The processing terminal equipment was co-developed with Lipman USA, currently the third largest provider of credit card terminals in the United States. Point of sale activation is emerging technology that will dominate the prepaid industry with rapid penetration and wide spread acceptance, as it brings dramatic improvements in the areas of inventory management, theft and fraud prevention, revenue settlement and detailed sales reporting to distribution channels.

The Company believes that retailers and their consumers are generally familiar with the POS terminals because they are often used when making credit card purchases. The Company's POS prepaid cards contain a magnetic stripe and are "swiped" through the terminal which reads the magnetic stripe on the back of the card and sends information to a host server. This information is processed and retransmitted to the applicable telecommunications platform, thus activating the card for use by the customer. Funds are electronically transferred from the merchant to the Company after card activation. The Company believes that this arrangement will increase the quantity of distribution outlets available to the Company, enable the Company to address a different demographic segment of the prepaid phone card market, result in increased consumer convenience, provide additional security related to the distribution and sale of the prepaid cards, reduce bad debt experience and improve cash flow and further increase the margins on the prepaid cards. Merchants with existing terminals have them reprogrammed to activate the Company's prepaid cards, and the Company provides terminals to retail establishments without such devices who desire to sell the Company's prepaid products.

There can be no assurance that the Company will be able to achieve its short-term goals, and for the foreseeable future, the Company's dependence on TecNet to provide financing will continue.

Industry History

The prepaid phone card business is a relatively recent development in the telecommunications service industry. Prepaid local and long distance calling cards began to develop in the United States during 1988-1989 using a technology developed in Europe in the early 1980s that relied upon either an embedded microchip or a magnetic strip on each card and a telephone set device with a built in "reader" to access information contained on the cards. Although several telephone carriers introduced the microchip and magnetic strip cards in the U.S., the results were disappointing and the product did not attain sales volumes necessary for commercial success. The European technology had developed primarily as a replacement for coin operated public pay telephones. This technology worked reasonably well in areas where a monopoly telephone service provider had the ability to set widespread standards for the cards, readers and rates per minute of usage. However, in the U. S. with many independent telephone providers, several versions of technologies soon developed that were not compatible (i.e. a caller in the New York/New Jersey Metro Area (the "Metro Area") purchasing one type of card from one provider was not able to use that card with other types of telephones installed by that provider or at certain public pay phones installed by other providers). Other drawbacks included the significant cost of the reader telephone sets, high maintenance costs associated with the remote reader equipment and the inability to use the card with non-reader telephone sets.

By 1992, advances in computers and telephone switch technology allowed several companies to introduce cards that could be used from any touch-tone telephone in the U.S. This technology relies upon network based intelligence, including the management of the debit card databases. A card using this technology merely contains the designated access number, the PIN that identifies the card to the network and instructions for using the card. The card itself contains no technology such as a chip or magnetic strip. There are no card readers or other forms of remote special equipment required for use of the card. The card is more analogous to a "debit account" in which a fixed amount of money is first deposited and the account is then debited for services as they are used by the person with access to the PIN number. When the prepaid account balance is depleted, the remote debit card database computer of the prepaid card provider automatically closes it. Thereafter, the card has no further value.

The market for prepaid phone cards has grown substantially, from an estimated $25 million in 1992 to an estimated $2.5 billion in 2000, making it one of the fastest growing segments of the telecommunications industry. Based on industry reports, the market is expected to grow to approximately $5 billion by 2001. The Company has identified three distinct divisions of the prepaid phone card market. These three divisions are utility card products, which are sold in the retail market to consumers and businesses, corporate/affinity card products and promotional card products. The Company intends to continue to concentrate its efforts in the utility card market.

Telecommunications Products and Services of the Company

The principal products of the Company are prepaid phone cards currently marketed under three primary brand names, including DigiTEC Direct, F/X Mexico and New York Direct, that allow users to access domestic long distance, international long distance, and local telephone services from any touch tone telephone set in the U.S. Each of the brands targets a potential market segment by providing competitive rates to specific geographic areas. The Company plans to introduce new products as it identifies new market niches for its services.

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

Facilities and Third Party Service

The Company currently obtains its telecommunications services from TecNet utilizing their switching and platform facilities located primarily at the Hudson Street Facility. TecNet activates the PIN's at the direction of the Company, processes calls initiated by the Company's card holders and received from local and long distance carriers, presents those calls for completion to designated local and long distance carriers, debits the cards' account balance and generates reports and other information on behalf of the Company for tracking revenues and usage. There can be no assurance that TecNet can or will continue to provide such services in future periods.

Marketing and Distribution

The Company currently distributes its prepaid cards primarily through independent distributors, field representatives and through POS TEC's point-of-sale terminal network. Distributors purchase prepaid cards from the Company at a discount from the retail value of the card. The amount of the discount depends upon the brand of the card and the dollar volume of purchases made by the distributor. Master distributor agreements provide for limited exclusivity in defined metropolitan areas, subject to the master distributor maintaining an agreed upon monthly dollar volume of card purchases. A master distributor has the right to enter into local distribution agreements with sub-distributors in his territory to which the Company is not a party. Terms of the discount offered to the sub-distributor are negotiated directly between the master distributor and the sub-distributor. A master distributor is responsible for supplying the sub-distributor and may also sell directly to retailers. The Company retains the right to supply national accounts directly within the master distributor's territory as well as its own direct retail accounts. A national account is generally defined as a large retailer that operates in more than one state.

The Company has targeted heavily populated metropolitan areas, with an emphasis on areas with significant ethnic community populations, in the development and expansion of its distribution network. Many of the Company's distributors are members of such ethnic communities, or otherwise have personal or business relationships in such communities. In its expansion process the Company intends to continue to focus on geographic and metropolitan areas with significant ethnic community populations. The Company believes that the success of its prepaid cards has created significant brand loyalty and encourages its distributors and retail locations to actively market the products. The Company provides its distributors and retail locations with advertising and explanatory materials, including posters presenting certain of the Company's current rates and detailed rate sheets. The Company adjusts its pricing for particular segments in order to target customer groups, respond to competitive pressures and otherwise increase market share.

Transactions with Premiere Communications, Inc.

On September 25 and 26 of 1997, the Company entered into two agreements with Premiere Communications, Inc. ("Premiere") providing for the Company to develop and market cards with retail values of up to $6 million and $75 million at discounts ranging from 23.5% to 41.75% off the retail value of the cards. The first of these two agreements has been satisfied. It is alleged by Premiere that under the second agreement the failure of the Company to sell a minimum value of cards would result in the Company being required to pay Premiere an amount equal to the retail value of the unsold minimum number of cards less the applicable discount that would have been payable on such cards. The agreement provided for the extension of certain credit terms and expired on August 31, 1998. This agreement expanded the relationship of the Company with Premiere, which previously had provided the Company with cards from time to time on a prepaid basis.

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

On March 31, 1998, the Company entered into an agreement with Premiere (the "Investment Agreement") in which Premiere received 61,050 shares of $.001 par value voting series A Preferred Stock (the "Preferred Stock"), valued by the Board of Directors at $6,105,000 which represented the outstanding accounts payable balance at March 31, 1998. The $6,105,000 consisted of approximately $3,236,000 attributed to various charges and costs incurred in the normal course of business and $2,869,000 of charges relating to excess minutes processed by Premiere on cards previously sold. During the third quarter of fiscal 1998, the Company incurred the charge of $1,468,112 and invoiced the remaining $1,400,877 to the Company's main distributor. During the fourth quarter of 1998, this distributor informed the Company that no monies had been collected on the excess minutes and refused to pay the $1,400,877 invoice. Therefore, the Company reversed the sale of these minutes during the fourth quarter. The $2,868,969 representing the total charges related to these excess minutes was included as a separate component of cost of sales. The $2,868,969 consists of the $1,400,877 recorded in the fourth quarter as a reversal of a sale and the $1,468,112 which was originally recorded as part of selling, general, and administrative expenses and was reclassified to cost of sales in the fourth quarter. The Preferred Stock is convertible into Common Stock at any time at Premier's option and the Company has the right to require Premiere to convert the Preferred Stock after March 31, 1999. The Certificate of Designation for the Preferred Stock provides for certain voting, liquidation, and registration rights and calculates the conversion by multiplying 61,050, the number of shares of Preferred Stock issued in connection with the Investment Agreement, by $100, the Investment Amount, as defined in the Certificate of Designation and then dividing by $8.3463, the Conversion Price, as defined in the Certificate of Designation, resulting in a total of 731,462 shares of Common Stock to be issued under the Investment Agreement, subject to adjustment in connection with certain subsequent issues of securities. The Company may call the redemption of each share of Preferred Stock at any time for $100 per share plus applicable accrued dividends, if any.

Customer Service

The Company believes that effective and convenient multilingual customer service is essential to attracting and retaining customers. The Company's customer service center handles customer inquiries, including those relating to prepaid phone card balances, prepaid phone card availability, rates and call detail records. As of June 30, 2000, the Company employed approximately 22 full-time customer service representatives, most of which are fluent in multiple languages. Customer service is provided twenty-four hours per day, seven days per week.

Prepaid Phone Card Production and Inventory Control

The Company controls its prepaid phone card inventory by sequence number and by physical count. Generally, the cards are received, stored, and shipped from the Company's headquarters. Physical inventory is counted on a daily basis and reconciled against all incoming card deliveries and outgoing shipments. All PIN's are inactive when the cards arrive at the Company's facility and the cards are inoperable until the individual PIN numbers are activated. PIN's are activated upon shipment from the Company's facility to distributors in order to minimize the number of prepaid cards with activated PINs in its facility. Prepaid cards shipped to POS providers are shipped in an inactive state and are activated by "swiping" them through the POS terminal at the point of sale to the end user, thus increasing the security associated with the transfer and sale of the prepaid cards.

PIN's are created electronically with unique inventory and batch codes. The Company currently relies on TecNet to provide software support to track prepaid phone card information and deactivate specified PIN's in certain instances such as nonpayment, mistaken activation or theft.

Competition

The multi-billion dollar U.S. long distance telecommunications industry is dominated by the nation's three largest long distance providers, AT&T, MCI Worldcom and Sprint, which together generated a significant majority of the aggregate revenues of all U.S. long distance interexchange carriers. Other long distance companies, some with national capabilities, accounted for the remainder of the market. Based on published Federal Communications Commission ("FCC") estimates, toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to over $100 billion in 2000. The aggregate market share of all interexchange carriers other than AT&T, MCI Worldcom and Sprint has grown from 2.6% in 1984 to approximately 32% in 1999. During the same period, the market share of AT&T declined from approximately 90% to approximately 37%. The Company believes that these trends in the telecommunications market have created opportunities for the growth of niche market telecommunications providers such as the Company.

Retail rates in the international long distance market have declined in recent years and, as competition in this segment of the telecommunications industry continues to intensify, the Company believes that this downward trend is likely to continue. Although there can be no assurance, the Company believes that any reduction in rates will be offset in whole or in part by efficiencies attributable to the planned expansion of the Company's services as well as by lower transmission costs per minute resulting from the Company's increased volume of minutes.

Technology and Obsolescence

The telecommunications industry is subject to a very high level of technological change. Existing competitors are more than likely to continue to develop new services that they offer to consumers. The ability of the Company to compete effectively in the telecommunications industry will also depend upon the Company's ability to develop additional products and services that appeal to its intended end users.

Government Regulation

Historically, the Company has been subject to minimal government regulation. The Telecommunications Act of 1996 (the "Telecommunications Act") and the FCC regulations apply to interstate telecommunications and international telecommunications that originate or terminate in the United States. State regulatory authorities have jurisdiction over telecommunications that originate and terminate within a state.

Federal. The Telecommunications Act opened the long distance market to competition from the Regional Bell Operating Companies ("RBOC's") and to local exchange carriers to provide inter-LATA (local access and transport area) long distance telephone service. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunications industry and to implement certain policy objectives, including access charge reform and establishment of the universal service fund. The new legislation will likely result in increased competition in the industry, including from the RBOCs, in the future.

The Company is regulated at the federal level by the FCC and is required to maintain both domestic and international tariffs for its services containing the current effective rates, terms and conditions of service. The Company has received a Section 214 authorization from the FCC to provide international long distance services. As a condition of its Section 214 authorization, the Company must comply with a variety of reporting and filing requirements related to its traffic and revenues, active circuits, interlocking directors, its foreign affiliations and its correspondent and/or termination relationships with the foreign carriers, if any. No specific authorization is required by the FCC to provide domestic interstate service. Both domestic interstate and international non-dominant carriers must maintain current tariffs for their service on file with the FCC, which contain the current effective rates, terms and conditions of telephone service. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful. As an international non-dominant carrier, the Company will be required to include detailed rate schedules in its international tariffs. The Company has filed a domestic interstate tariff and has prepared and will file an international tariff. On March 21, 1996, the FCC initiated a rule making proceeding in which it proposed to eliminate the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. The FCC's proposed rules are pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. The FCC subsequently adopted its proposal and eliminated the requirement that interstate carriers file domestic tariffs. That decision has been appealed to the Circuit Court and a stay has been issued pending a decision on the merits of the appeal. It is unclear when the Court will rule on the appeal.

While the Company expects to receive all such approvals that it submits for and believes that it is or shall be otherwise in compliance with the applicable federal and state regulations governing telecommunications service, there can be no assurance that the FCC or the regulatory authorities in one or more states will not raise material issues with regard to the Company's compliance with applicable regulations, or that other regulatory matters will not have an adverse effect on the Company's financial condition or results of operations. In addition, changes in the federal and state regulations requiring LEC's to provide equal access for origination and termination of calls by long distance subscribers (such as the Company's customers) or in the regulations governing the fees to be charged for such access services, particularly changes allowing variable pricing based upon volume, could have a material adverse effect on the Company's results of operations.

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

In addition, the Taxpayer Relief Act (which became effective on November 1,
1997) provides for a three-percent federal excise tax on prepaid phone card sales, based upon retail value, to be charged by telecommunications carriers to any party who is not a carrier. To date, the federal excise tax has been built in as part of the Company's cost structure from its providers. The Company is responsible for collecting the federal excise tax from its independent distributors for its operations, filing and remitting related excise taxes and penalties.

State. Intrastate long distance telecommunications operations of the Company are subject to various state laws and regulations, including prior certification, notification or registration requirements. The Company generally must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. The majority of states will require that the Company apply for certification to provide telecommunications services, or at least register, before commencing intrastate service. In most of the states where certification or registration is required, the Company is required to file and maintain detailed tariffs listing rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers and assignments of carrier assets, including customer bases, carrier stock offerings and the incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including revocation, may be imposed for such violations. In addition, the Company will also be required to update or amend the tariffs when rates are adjusted or new products are added to the long distance services offered by the Company. The FCC and numerous state agencies also impose prior approval requirements on "transfers of control," including pro forma transfers of control and corporate reorganizations, and assignments of regulatory authorizations.

The Company has received authorization to do business in approximately 20 states in the United States. The Company is currently authorized to provide intrastate telecommunications service in California, the District of Columbia, Michigan, New Jersey and New York. The Company will make additional filings and take other actions it believes are necessary to become authorized to provide intrastate telecommunications services throughout the U.S.

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

Employees

As of June 30, 2000, the Company employed approximately 55 full-time employees, three officers and two directors. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement.

Trademarks

The brand names F/X(R), DigiTEC Direct(R), New York Direct(R) and F/X Mexico(R) are registered trademarks of the Company, and trademark applications have been filed for all other brands of prepaid cards. As the Company develops new brands, it intends to file additional trademark applications. There can be no assurance that the Company will receive registration for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Risk Factors

Dependence on Key Supplier/Telecommunications Provider and its Facilities. The Company's ability to sell prepaid cards depends upon whether it can continue to maintain its favorable relationship with its key supplier of prepaid products, TecNet, in order to offer bundled prepaid calling cards at competitive rates in future periods. For the fiscal year ended June 30, 2000, TecNet provided substantially all of the Company's telecommunications services. The Company believes that this relationship will increase overall revenues to both parties by creating strong synergies within the prepaid telecommunications market, as well as to further the Company's strategy of offering quality prepaid products at competitive prices within existing and prospective markets.

Key supplier's facilities include (i) switches, network POP's and debit card platforms in strategic geographic regions in the United States; (ii) leased capacity to connect third parties' network POP's; and (iii) direct termination agreements with telecommunications operators in the countries where key suppliers and the Company terminate a large number of minutes. The Company is dependent on TecNet for efficient and uninterrupted service to its customers and their willingness to continue to provide the Company with favorable rate-per-minute terms in future periods. The Company's provision of reliable telecommunications service is dependent upon the ability of its key supplier to protect the switches and other equipment and data at its facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Although the Company believes that its key supplier has taken all appropriate and reasonable precautions, there can be no assurance that a fire, power loss, technical failure, unauthorized intrusion, natural disaster, sabotage or other similar or unforeseen event would not cause the failure of a switch, platform, or other significant technical component, thereby resulting in an interruption in telecommunications services and an adverse effect on the Company.

The Company's ability to maintain and expand its business depends in part upon the ability of its key supplier, TecNet to provide it with facilities and at favorable terms and competitive rates. Acceptance of the Company's prepaid cards is dependent upon the transmission capacity of various long distance and local telecommunications carriers to originate, transport and terminate the long distance traffic of the underlying prepaid cards. Regulatory changes, competitive pressures and changes in access charges may adversely affect the charges imposed upon its key supplier and the Company by other telecommunications providers. There is no assurance that its key supplier or the Company will be able to continue to obtain origination, transport or termination services at favorable rates and terms. Changes in the underlying terms or rates charged on the prepaid cards could have an adverse effect on the Company.

In addition to favorable rates and terms for its facilities, its key supplier and the Company also require the cooperation and efficiency of incumbent local exchange carriers ("LEC's"), competitive local exchange carriers ("CLEC's") and foreign carriers to originate and terminate service for its customers in a timely manner. Although the Company has not experienced significant interruptions of service provided by these carriers in the past, other than service provided by Premiere, no assurance can be provided that the Company will not experience interruptions in the future or that such interruptions will not have an adverse effect on the Company. See "Business--General," and "Notes to Consolidated Financial Statements."

Dependence on Key Personnel. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and any sales personnel that are needed in connection with the Company's plans to become a sales, marketing and distribution company. In December 1998, the Company's Chief Financial Officer terminated his employment with the Company and to date the Company has been unable to fill the position. The loss of services of any of its executive officers or key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company has employment agreements with two of its executive officers. The Company's future success also depends on its continuing ability to identify, attract and hire qualified personnel as it expands its business. There can be no assurance that the Company will be able to attract and hire qualified technical and managerial personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

Dependence on and Concentration of Independent Distributors. The Company distributes the most significant portion of its sales through independent distributors. The Company is largely dependent upon its ability to recruit, maintain and motivate a network of independent distributors. A significant element of the Company's growth strategy is to increase its distribution of the Company's products and services by expanding its presence in its current markets and by extending this network into new markets either by internal growth, acquisition or both. There can be no assurance that the Company will be able to continue to effectively recruit, maintain and motivate independent distributors or prevent its distributors from marketing other competitor's products. The initiation of POS activities though POS TEC will decrease dependence on such distributors.

Competition. The prepaid phone card sector of the long distance telecommunications market is highly competitive and is affected by the constant introduction of new prepaid cards and services by industry participants. The Company competes with other providers of prepaid calling cards and with providers of telecommunications services in general. Competition is based upon pricing, quality of transmission, customer service and perceived reliability of the underlying prepaid products. The Company's competitors include some of the largest telecommunications providers as well as emerging carriers in the prepaid phone card market, which are substantially larger than the Company and which have greater financial, technical, personnel and marketing resources than the Company, as well as greater name recognition and larger customer bases. The Company believes that additional competitors will be attracted to the prepaid phone card market, including Internet-based service providers and other telecommunications companies. The barriers to entry are not insurmountable in the markets in which the Company currently competes, and the Company expects such competition to intensify in future periods.

The Company competes for customers in the telecommunications market primarily based on price and, to a lesser extent, the type and quality of services offered. Increased competition could force the Company to reduce its prices and overall profit margins if its competitors are able to procure rates that are comparable to or better than those the Company obtains, or are able to offer other incentives to existing and potential customers. The ability of the Company to compete effectively will depend largely upon the Company's continued ability to provide highly reliable prepaid cards at prices competitive with, or lower than, those charged by its competitors. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by the major long distance carriers or other competitors will not have an adverse effect on the Company's business.

Recent changes in the regulation of the telecommunications industry may affect the Company's competitive position. The Telecommunications Act effectively opens the long distance market to competition from the RBOC's. The entry of these well-capitalized and well-known entities into the long distance market will likely increase competition for long distance customers, including customers who use prepaid phone cards to make long distance calls. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of telecommunications services by regulated entities, including the RBOC's, in competition with the Company. See "Government Regulation."

In addition, the Company must potentially compete with competitors which fraudulently sell prepaid phone cards below cost without paying the telecommunications carrier for the related services.

Market Acceptance. In an emerging industry, demand and market acceptance for newly introduced products and services are subject to a high level of uncertainty. The prepaid phone card segment of the telecommunications industry is an emerging business characterized by an increasing and substantial number of new market entrants who have introduced or are developing an array of new products and services. Each of these entrants is seeking to market, advertise and position its products and services as the preferred method for accessing long distance telephone services. There can be no assurance that substantial markets will continue to develop for or that the Company will be able to maintain or increase market acceptance for its existing products and services or achieve significant market acceptance for its new products and services. See "Growth Strategy," "Telecommunications Products and Services of the Company," and "Marketing and Distribution."

Ability to Manage Growth. Although the Company expects to grow, there can be no assurance that the Company will be able to achieve the growth contemplated by its overall business strategy. The Company's new business strategy has placed, and is expected to continue to place, significant demands on all aspects of the Company's business, including its management, financial, technical and administrative personnel and systems. The Company's future operating results will substantially depend upon the ability of its executive officers to manage such anticipated growth and to attract and retain additional highly qualified management, financial, technical and administrative personnel. There can be no assurance that the Company will successfully manage its expanding operations and continued growth. Any difficulties in managing the Company's expanding operations and continued growth or in attracting additional personnel could have an adverse effect on the Company. Additionally the Company's stability within its existing markets is dependent up on its ability to generate sufficient operating cash flows and financing sources to meet its obligations.

Financing Requirements. The Company will require both short-term financing for operations and longer-term capital to fund its growth. To date the Company has no existing bank lines of credit and has not established any alternate sources for financing other than the present relationship whereby TecNet funds its current operating short-falls. No formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services. As of June 30, 2000 (and through the issuance date of this report), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

Limited Operating History; Net Losses. The Company has had only a limited operating history. The Company reported losses from continuing operations of $11,183,581, $13,566,927 and $4,499,526 for the fiscal years ended June 30,
1998, 1999 and 2000, respectively. There can be no assurance that the Company will achieve profitability in the future. The Company's prospects must be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Consolidated Financial Statements and Supplementary Data".

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

Rapid Technological Change. The telecommunications industry is subject to a very high level of technological change. In addition, new product and service introduction by existing and future competitors, the introduction of new sales channels and evolving industry standards present additional challenges within the telecommunications service industry. The Company expects new products and services to be developed and introduced by other companies that compete with the Company's products and services. The proliferation of new telecommunications technology, including personal communication services and voice communication over the Internet, may reduce demand for long distance services, including the underlying demand for prepaid phone cards. The ability of the Company to compete effectively in the telecommunications industry in general, and in existing markets, will be dependent on the Company's ability to develop additional products and services that appeal to its intended end users. There can be no assurance that the Company will be successful in responding to these or other technological changes, evolving industry standards or to new products and services offered by the Company's current and future competitors. The inability of the Company to respond to new products and services offered by competitors or to other changes could have a material adverse effect on the Company. See "Telecommunications Products and Services of the Company" and "Competition."

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

Possible Depressive Effect of Future Sales of Common Stock; Registration Rights. There are currently outstanding 7,058,998 shares of Common Stock. In addition, as of June 30, 2000, the Company has the following outstanding warrants, options and conversion rights to purchase or otherwise acquire additional shares of Common Stock:

      (i) $1.10 Warrants to purchase 1,800,000 shares of Common Stock at an exercise price of $1.10, which were issued in connection with the exchange of the Company's 10% Notes and accompanying warrants during May 1999, for the Convertible Debt which is convertible into approximately 1,090,909 shares of Common Stock.

      (ii) warrants to purchase 1,333,334 shares of Common Stock at an exercise price of $13.20, which were issued in conjunction with the contribution of assets to the Company at the time of its formation,

      (iii) an option to purchase 145,000 shares of Common Stock at an exercise price of $13.20, which was issued in connection with the modification of debt terms on a note payable related to the Company's acquisition of the customer base of Prime Communications, Inc.,

      (iv) options to purchase 731,944 shares of Common Stock at exercise prices ranging from $8.1875 to $14.50 per share issued to employees in connection with employment agreements or performance awards and to directors for their services as directors of the Company, and

      (v) 61,050 shares of Preferred Stock issued by the Company to Premiere Communications, Inc. on March 31, 1998, which shares are convertible into 731,462 shares of Common Stock.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

If all the foregoing were to be exercised or converted, there would be an additional 5,832,649 shares outstanding, resulting in total shares outstanding of 12,891,647 and the Company would receive approximately $29,000,000 in net proceeds related to the exercise or conversion of these securities. Of the underlying shares of Common Stock related to the foregoing, 2,209,796 have been included in the Company's Registration Statement on Form S-1, dated April 20, 1998, as amended from time to time (the "Registration Statement"). The employee/director options, the shares issuable pursuant to the Convertible Debt, the $1.10 Warrants were not included. Due to liquidity problems of the Company, the Registration Statement is not currently effective. However, the Company intends to reactivate the Registration Statement to cover the shares not sold pursuant to Rule 144 since the effective date thereof. The shares of Common Stock to be offered by the Company's Prospectus will be freely tradeable without restriction under the 1933 Securities Act. Subject to restrictions on transfer referred to below, all other outstanding shares of Common Stock were issued by the Company in private transactions, are treated as "restricted securities" as defined under the Securities Act and in the future may be sold in compliance with Rule 144 promulgated under the Securities Act or pursuant to a registration statement filed under the Securities Act. The holders of the $1.10 Warrants and shares obtained on the conversions of the Convertible Debt currently have certain "piggyback" registration rights at any time the Company undertakes to register any transfer of its capital stock under the Securities Act for its own account or for the account of a security holder. In addition, the Company has agreed, subject to certain conditions, to effect a registration with respect to all 1,800,000 shares of Common Stock underlying the $1.10 Warrants and shares of Common Stock issuable upon conversion of the Convertible Debt. Rule 144 generally provides that a person holding "restricted securities", as defined under the Securities Act, for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of the Company's issued and outstanding Common Stock or (ii) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a two-year holding period. The sale of substantial numbers of such shares, whether pursuant to Rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of the Common Stock.

Taxes. The taxation of prepaid products is evolving and is not specifically addressed by the laws of many of the states, in which the Company does or intends to do business. Certain states may enact regulation which specifically provides for taxation of such or may interpret current laws in a manner resulting in additional tax liabilities.

The Company evaluates various tax and other regulatory assessments to determine their applicability to the Company's operations. As these operations expand, the Company may become subject to additional tariffs and the federal and state regulatory charges.

The Company analyzes the effects of, and costs imposed by, state escheat laws, the Universal Service Fee legislation and the requirement to compensate pay phone owners under the Telecommunications Act.

Fraud; Theft of Services; Uncollectible Accounts. From time to time, callers may obtain services without rendering payment to the Company by unlawfully utilizing the Company's access numbers and PIN's. The Company attempts to manage theft and fraud risks through its internal controls, monitoring and blocking systems. The Company believes that its risk management practices are adequate, and to date the Company has not experienced material losses due to such unauthorized use of access numbers and PIN's. There can be no assurance that the Company's risk management practices will be sufficient to protect the Company in the future from unauthorized transactions or thefts of services which could have an adverse effect on the Company's financial condition and results of operations.

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

Regulation. The Company is subject to various federal and state regulations which are subject to interpretation and change. There can be no assurance that such regulations will not adversely affect the Company. See "Government Regulation".

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

POS TEC occupies leased premises of approximately 2,600 square feet at 4570 Westgrove Air Plaza in Dallas, Texas, at a base rent of $18 per square foot per year. The thirty month lease term commenced on December 1, 1999 and will expire on May 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company and its Chief Executive Officer were named as defendants in a legal action in the Circuit Court for the First Judicial District of Hinds County in Jackson, Mississippi in the case entitled, Heritage Graphics, Inc. ("Heritage") vs. Telephone Electronics Corporation. A settlement agreement was executed on September 21, 2000. As a result of the agreement, the Company was not required to contribute any funds towards the settlement award and all claims pending against the Company and its Chief Executive Officer were duly discharged.

The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v. DigiTEC 2000, Inc., in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommunication services provided to the Company by Qwest. In May 1999, the parties executed a settlement agreement pursuant to which the Company would pay nine monthly installments commencing December, 1999 for a total of $887,000. The Company paid approximately $621,000 to Qwest related to the settlement agreement for the year ended June 30, 2000 and the balance owed of $266,521 is reflected in the accrued settlement expenses on the consolidated balance sheet.

In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. a/k/a Conetco ("Conetco") v. DigiTEC 2000,Inc. f/k/a Promo Tel. Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications, Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its outstanding balance, the debit cards became inoperable. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting numerous defenses, including that the Company never received the "refund" in question, has been filed on behalf of the Company. Management believes such litigation will not have a material adverse effect on the financial condition or the results of operations of the Company.

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

On October 20, 1999, Union Telecard Alliance LLC ("Union") filed suit entitled Union Telecard Alliance LLC v. DigiTEC 2000, Inc., TecNet Inc. in Supreme Court of the State of New York, New York County against the Company to recover $462,000 for cards sold to the Company. In February of 2000, the Company filed its answer along with a third-party complaint against IDT Corporation, the majority owner of Union, for $2.5 million. The maximum exposure to the Company appears to be approximately $725,000. Presently, the Company is exploring settlement possibilities with both Union and IDT. The Company is not in a position to express an opinion as to the probable outcome of this matter.

On June 28, 2000, Innovative commenced an arbitration proceeding before the American Arbitration Association in Boston, Massachusetts asserting claims in the amount of $604,979 related to unpaid fees and charges for services rendered in connection with the platform and switching services performed on behalf of the Company until approximately July of 1999. The Company has asserted counterclaims against Innovative in the amount of $3,900,000 based on lost profits and additional expenses incurred as the result of the poor quality of Innovative's software and network switching services. The Company is presently exploring settlement possibilities with Innovative and believes that any such settlement, if realized, will not have a material adverse effect on the financial condition or the results of operations of the Company.

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

-------------------------------------------------------------------

               Period                    High               Low
-------------------------------------------------------------------
Year Ending June 30, 2000(1):
First Quarter                           $1.562            $1.375
Second Quarter                           2.000             1.937
Third Quarter                            1.500             1.250
Fourth Quarter                           1.375             1.375

Year Ending June 30, 1999(1):
First Quarter                           $6.375            $1.530
Second Quarter                           4.375              .810
Third Quarter                            2.340              .875
Fourth Quarter                           4.375              .875

-------------------------------------------------------------------

(1) For the years ended June 30, 2000 and 1999, the Company's Common Stock was thinly traded. Further, over-the-counter market quotations may not necessarily represent actual transactions.

On October 10, 2000, the closing sale price of the Common Stock on the OTC Bulletin Board was $1.75 per share. As of October 10, 2000, there were 7,058,998 shares of DigiTEC 2000, Inc. Common Stock issued and outstanding, held by approximately 651 shareholders of record.

The Company did not pay any cash dividends on its Common Stock for the fiscal years ended June 30, 2000 and 1999, respectively. The current dividend policy of the Company's Board of Directors is to retain any available discretionary earnings to fund current operations and to finance the overall expansion of the Company's business and product offerings. Therefore, it is likely that the Company will forego the payment of any cash dividends on the outstanding shares of Common Stock in the foreseeable future. Any future revisions of the existing dividend policy will be at the discretion of the Board of Directors and will be contingent upon the Company's earnings, capital requirements, cash flows and financial condition, as well as any other factors deemed relevant by the Board of Directors.

Preferred Stock

The DigiTEC Series A Convertible Preferred Stock is convertible into shares of the Company's common stock by multiplying the number of shares of Series A Convertible Preferred Stock (61,050) issued in connection with the Premier Investment Agreement by $100 (the Investment Amount as defined in the Certificate of Designation) divided by $8.3463 (the Conversion Price as defined in the Certificate of Designation) which results in a total of 731,462 shares of common stock to be issued subject to certain subsequent securities issues. Dividends will be paid or accrued, as and if declared by the Board of Directors. The Company has not declared any dividends on such stock to date, and it is unlikely that the Company will declare the payment of any such dividends in the foreseeable future. The Certificate of Designation for the Series A Convertible Preferred Stock provides for certain voting, liquidation and registration rights for the holder. The Company may call the redemption of each share of Series A Convertible Preferred Stock at any time for $100 per share plus applicable accrued dividends, if any.

--------------------------------------------------------------------------------
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of selected financial data of the Company as of and for the five years ended June 30, 2000. This data should be read in conjunctions with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto appearing elsewhere in this document.

                                                                  For the Years Ended June 30,
                                          ----------------------------------------------------------------------------
                                               2000           1999            1998            1997            1996
                                          ----------------------------------------------------------------------------
Consolidated Statements of Operations
Data:

Net Sales .............................   $ 13,733,119    $ 10,394,558    $ 35,032,533    $ 26,027,909    $ 17,425,199

Cost of sales .........................     12,142,746      15,278,886      36,648,219      25,161,443      16,900,370
Gross profit (loss) ...................      1,590,373      (4,884,328)     (1,615,686)        866,466         524,829

Selling, general and
administrative expenses ...............      6,019,015       6,242,157       9,232,477       2,035,045         654,104

Loss from operations ..................     (4,428,642)    (11,126,485)    (10,848,163)     (1,168,579)       (129,275)

Other expenses, net ...................        (70,884)     (2,440,442)       (335,418)     (1,311,674)             --

Loss from continuing operations .......     (4,499,526)    (13,566,927)    (11,183,581)     (2,480,253)       (129,275)

Net Loss ..............................     (4,499,526)    (13,566,927)    (11,996,759)     (3,549,514)       (129,275)

Net Loss per share (basic and diluted):

    From continuing operations ........   $       (.64)   $      (1.96)   $      (1.99)   $       (.55)   $       (.05)

    From discontinued operations ......   $         --    $         --    $       (.15)   $       (.23)   $         --

    Net Loss per share ................   $       (.64)   $      (1.96)   $      (2.14)   $       (.78)   $       (.05)

Weighted average common
shares outstanding ....................      7,058,998       6,913,495       5,618,994       4,579,075       2,599,532

                                                                            AT JUNE 30,
                                      ------------------------------------------------------------------------
Balance Sheet Data:                        2000            1999           1998           1997          1996
                                      ------------------------------------------------------------------------

   Working Capital (Deficit) ......   $(17,069,595)   $(11,852,574)   $(2,226,152)   $  (636,687)   $1,216,279

   Total Assets ...................      3,572,460       1,696,739      3,139,790      3,526,723     6,056,462

   Convertible Debt ...............        900,000       1,200,000             --             --            --

   Stockholders' Equity (Deficit)..    (16,703,563)    (12,336,232)    (1,494,390)       (71,469)    3,126,946

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

The Company commenced operations under present management in 1995 to capitalize upon opportunities in the prepaid phone card sector of the long distance telecommunications market. The Company's prepaid phone cards provide consumers with a competitive alternative to traditional calling cards and presubscribed long distance telecommunications services. The Company's total revenues were $13,733,119, $10,394,558 and $35,032,533, and its net losses were $4,499,526,
$13,566,927, and $11,996,759 for the fiscal years ended June 30, 2000, 1999 and
1998, respectively, after losses from discontinued operations of $0, $0 and $813,178, respectively.

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

As previously reported, the Company initiated a strategy of becoming a facilities based carrier in April, 1998. To accomplish this strategy the Company migrated its brands to dedicated platforms. However, because the Company was unable to fund carrier deposits and prepay for telecommunications services, the Company was unable to secure sufficient network facilities and competitive rates. As a result, the Company was unable to market its new facilities-based cards as quickly as originally planned and was forced to accept returns of product from distributors. The liquidity problems of the Company were further aggravated by the loss of control over processed call minutes and termination of customers' calls on the Company's network, as well as the increased costs of sales attributed to the repricing of the Company's cards by Premiere. In lieu of continuing the development of its operations as a facilities-based carrier, in November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of 10% demand promissory notes. However, no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services. As of June 30, 2000 (and through the issuance date of this report), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

The Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations and significant arrearages on trade payables, such realization of assets and satisfaction of liabilities is subject to significant uncertainties. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, the Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital short-falls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. Additionally, the Company's stability is dependent upon its ability to raise capital, develop market share, achieve profitable operations and to generate sufficient cash flow from operations and financing sources to meet obligations. The independent auditor's opinion on the Company's Consolidated Financial Statements includes a going-concern paragraph based on the significant losses from operations, significant deficits in working capital and net worth and the Company's economic dependence on TecNet to provide significant amounts of telecommunications products and services and to provide material amounts of operating cash flows.

The Company believes that future growth is dependent on the continued receipt of operational and financial support from TecNet, providing customers with a high quality prepaid product at a competitive price, and the ability to terminate the related minutes on TecNet's network facilities at favorable rates. In addition, the Company expects to produce favorable operating results in the future by increasing its existing retail distribution market, to introduce new products to its target market which are cost competitive on a per minute basis and to capitalize upon economies of scale within existing markets. There can be no assurance that the Company will continue to receive the support of TecNet or be able to achieve favorable operating results in future periods.

Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Net Sales:

Sales, net of discount and returns, increased approximately $3.3 million (32%) to $13,733,119 for the twelve month period ended June 30, 2000 as compared to $10,394,558 for the twelve month period ended June 30, 1999. The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy of becoming a facilities-based carrier and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by directly focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets instead of purchasing costly network infrastructure. The Company's revenues are now based on both the dollar value and the total number of cards sold, and the Company was able to significantly increase the total number of prepaid cards sold during the twelve month period ended June 30, 2000 through its master distributor networks. The Company has been able to realize market growth by offering cost competitive prepaid calling cards utilizing the favorable pricing obtained from TecNet on bundled products.

Cost of Sales:

The Company's cost of sales decreased approximately $3.1 million (21%) to $12,142,746 for the twelve month period ended June 30, 2000 as compared to $15,278,886 for the twelve month period ended June 30, 1999. The overall decrease is directly related to the Company's abandonment of its prior strategy of becoming a facilities-based carrier. By focusing its efforts on reselling bundled prepaid products obtained from TecNet (which are terminated on TecNet's network), the Company was able to realize cost savings by not paying facilities-based carrier charges, fixed cost circuit charges or private line charges to route the customers' calls.

Gross Profit:

The Company realized a gross profit of approximately $1.6 million for the twelve month period ended June 30, 2000 as compared to a gross loss of approximately $4.9 million for the twelve month period ended June 30, 1999. The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet which did not have the higher costs of facilities based cards, as well as the cost savings from not having to pay fixed circuit costs and private line charges on activated cards. In addition, the Company was able to obtain more favorable short-term financing rates from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses:

The Company's selling, general and administrative expenses decreased approximately $223,000 (4%) to $6,019,015 for the twelve month period ended June 30, 2000 as compared to $6,242,157 for the twelve month period ended June 30, 1999. The overall decrease is related to the combined effect of several factors. The Company realized cost savings from the consulting, financing and telecommunications support services provided by TecNet on its behalf during the fiscal year ended June 30, 2000. In addition, the Company realized reductions in both depreciation and amortization expense from that of prior presented periods due to fully amortized customer lists in the current period and sale/retirement of facilities based network equipment. Finally, overall rent expense declined from the prior period due to the fact that the Company sublet under utilized office space to third parties.

Loss before other Income (Expenses):

The Company's realized loss before other income (expenses) of approximately $4.4 million for the twelve month period ended June 30, 2000 improved significantly as compared to the loss before other income (expense) of approximately $11.1 million for the twelve month period ended June 30, 1999. The overall improvement is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses):

The Company's other income (expenses) decreased approximately $2.4 million (97%) to $70,884 net expense for the twelve month period ended June 30, 2000 as compared to $2,440,442 net expense for the twelve month period ended June 30, 1999. The overall decline is related to the amortization of debt issue costs and the refinancing charge of $1.2 million attributed to the $2.375 Warrants in the prior presented period, offset by current period interest expense related to notes payable to TecNet.

Net Loss:

The Company's realized net loss of approximately $4.5 million for the twelve month period ended June 30, 2000 improved significantly as compared to the net loss of approximately $13.6 million for the twelve month period ended June 30, 1999. The overall improvement is directly related to the factors noted above for gross profit and other income (expenses).

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

Net Sales. Net Sales for the fiscal year ended June 30, 1999 decreased by $24,637,975 to $10,394,558 or 70.3% from $35,032,533 for the year ended June 30,
1998. The decrease in sales was due primarily to:

(i) Following the suspension and repricing by Premiere, the monthly sales rate declined to approximately $1.5 million per month retail value for bundled cards (approximately $1.0 million net revenue to the Company), continued at this lower level for the remainder of the year and during fiscal 1999, fell to approximately $400,000 per month in retail value. See "Business--General".

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

Cost of Sales. The Company's cost of sales for the year ended June 30,1999 decreased to $15,278,886 from $36,648,219 for the fiscal year ended June 30, 1998. The decrease of $21,369,333 or 58.3% was due to primarily the decrease in the revenues that the Company experienced during fiscal 1999 as compared to fiscal 1998. During the period the Company attempted to become a facilities-based carrier, cost of sales exceeded net sales due to the Company not being able to route its traffic on least cost providers due to its inability to prepay carriers as a result of its limited capital. During the period the Company relied on third parties to monitor processing of calls and as a result the Company incurred significant returns of cards due to the inability of the Company to confirm the usage of such cards. In addition, in November, 1998 the Company began to purchase the international termination portion of its services from TecNet, which at that point did not have favorable international rates. Accordingly, the cost of sales of a major portion of the year's revenues exceeded revenues. In fiscal 1998, the Company incurred a $2.8 million charge to cost of sales for cards activated by Premiere in error. The Company did not incur any similar charges in fiscal 1999. However, the Company accrued approximately $.3 million in federal excise tax payments in cost of sales in fiscal 1999. See "Business--General."

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1999 decreased by 32.4% from $9,232,477 for the fiscal year ended June 30, 1998 to $6,242,157. The decrease in selling, general and administrative expenses was due primarily to:

(i) Decrease in bad debt expense of $1.1 million due to the decrease in accounts receivable aged over 90 days at the end of fiscal 1999.

(ii) Decrease in directors' compensation expense of $1.2 million.

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

Loss from Continuing Operations and Net Loss. The increase in loss from continuing operations to $13,566,927 for the year ended June 30, 1999 as compared to $11,183,581 for the year ended June 30, 1998 is primarily attributable to the significant decrease in sales and gross profit due to the impact of returned cards and its inability to route on least-cost providers which was only partially offset by the decrease in selling, general and administrative expense. In addition, during fiscal 1999 the Company incurred non-cash charges of approximately $2.4 million directly related to the issuance of the Convertible Debt and the $1.10 Warrants. The Company incurred no losses from discontinued operations.

Liquidity and Capital Resources

Financing Requirements

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants (as subsequently exchanged, the "10% Notes"); (v) issuance of a $100,000 10% promissory note to an officer/director family member; and (vi) the infusion of approximately $14 million of operating capital through the issuance of 10% demand promissory notes and the extension of trade credit by TecNet. All of the above offerings were exempt from registration under the applicable Securities Act.

The Company has no existing bank lines of credit and has not established any sources for such financing.

The Company's major components of cash flow are as follows:

                                                       YEAR ENDED JUNE 30,
                                              --------------------------------------
                                                2000          1999            1998
                                              --------      --------        --------

Net cash used in operating activities ...   $(2,632,388)  $(2,902,901)   $(3,430,032)

Net cash used in investing activities ...       (50,637)      (14,805)       (87,181)

Net cash provided by financing activities     3,692,123     2,965,740      2,898,738
                                            -----------   -----------    -----------
Net increase (decrease) in cash ......      $ 1,009,098   $    48,034    $  (618,475)
                                            ===========   ===========    ===========

The Company's net cash used in operating activities decreased approximately $270,000 (9%) to $(2,632,388) for the fiscal year ended June 30, 2000 as compared to $(2,902,901) for the fiscal year ended June 30, 1999. The overall decrease in net cash used in operating activities from the fiscal year ended June 30, 2000 is related to the combined effect of a decrease in the net loss of approximately $9 million, a decrease in the cash flow effect of accounts receivable of approximately $3.5 million, a decrease in the cash flow effect of accounts payable and accrued expenses of approximately $4.6 million, an increase in the cash flow effect of deferred revenue of approximately $1 million, and the amortization of $2.3 million of debt issue costs in the prior period.

To date, capital expenditures have not been material. Cash used in investing activities for both the fiscal years ended June 30, 2000 and 1999 related solely to capital expenditures of approximately $51,000 for the fiscal year ended June 30, 2000 and approximately $15,000 for the fiscal year ended June 30, 1999.

During the fiscal year ended June 30, 2000, cash provided from financing activities related primarily to the issuance of approximately $4.2 million in promissory notes to TecNet, the repayment of approximately $300,000 in principal to the holders of the $1.2 million promissory notes, the payment of approximately $121,000 to settle the outstanding obligations and claims with Prime Communications, Inc., and the repayment of approximately $83,000 in principal on an outstanding loan with a family member of an officer/director of the Company. During the fiscal year ended June 30, 1999, cash provided from financing activities related primarily to the proceeds of the Company's sales of $1.2 million of 10% Notes, the sale of a $100,000 10% promissory note payable to an immediate family member of an officer/director of the Company and $1.6 million received through the issuance of promissory notes to TecNet.

Since June 30, 1999, the Company has raised cash primarily through the issuance of 10% demand promissory notes payable to TecNet. Since November of 1999, the Company has been dependent on TecNet financing its shortfalls in cash flows and current operations and the provisioning of telecommunication services by TecNet. In addition, the Company has imposed a fifty-percent deferral of its two executives' salaries and has subleased a portion of its corporate headquarters to reduce the overall cash shortfalls. As the Company increases the sales of its bundled prepaid products, its capital requirements are expected to progressively decline. Although the Company has achieved significant improvements in cash flows from operations, it does not expect to achieve positive cash flows from operations until the end of fiscal year 2001.

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

The primary factors contributing to decreases in the Company's cash used in operating activities for the year ended June 30, 1999, and analysis of same, follow:

(i) The Company's net loss was approximately $13.6 million. See
"Operations--Year Ended June 30, 1999 Compared to Year Ended June 30, 1998" for a full explanation of the net loss.

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

Cash used in investing activities in fiscal 1999 was solely related to capital expenditures of $14,805, which was not material as compared to capital expenditures of $87,181 in fiscal 1998.

Cash used in investing activities in 1998 was solely related to capital expenditures of $87,181, which was not material.

Cash provided by financing activities in fiscal 1999 of $2,965,740 is primarily related to the issuance of promissory notes to TecNet of $1,624,190 and issuance of the Convertible Debt and the $100,000 promissory note issued to a family member of an officer/director. The Company also received net proceeds from the exercise of certain $1.50 Warrants pursuant to which 44,750 shares of Common Stock were purchased at $1.50 a share. These receipts were offset by payments to Prime pursuant to its note in the amount of $25,575.

The $2,898,738 cash provided by financing activities in fiscal 1998 is primarily related to the exercise of certain $1.50 Warrants (the "$1.50 Warrants") pursuant to which 1,955,825 shares of the Company's Common Stock were purchased at $1.50 per share yielding approximately $2,933,738 of proceeds to the Company.

For the year ended June 30, 1999, the Company experienced a substantial operating loss before discontinued operations of $13,566,927 and used $2,902,901 cash in operating activities. The Company's cash position at June 30, 1999 approximated $157,000 and its working capital deficit approximated $11,853,000. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

The Company expects capital requirements of approximately $2.0 million during fiscal 2001, before it begins to generate positive cash flow during the latter half of fiscal 2001. The foregoing amount includes further expansion of the Company's prepaid products into additional cities and expanding the Company's existing master distribution network. If cash needs prove to be greater than contemplated, the Company will need to slow the expansion of its prepaid product offerings to additional cities during fiscal year 2001. Also, the Company expects to consider other financing opportunities during the 2001 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in fiscal 2001 will be sufficient to fund its operations throughout the 2001 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing in the second half of fiscal 2001 will be realized.

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

For the year ended June 30, 2000, the Company experienced a substantial operating loss of $4.4 million and used approximately $2.6 million of cash in operating activities. The Company's cash position at June 30, 2000 approximated $1.2 million and its working capital deficit approximated $17 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

Market Risk

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of financial instruments, including cash and notes payable at June 30, 2000 and 1999, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which minimizes potential market risk associated with such instruments.

Seasonality

The business of the Company does not experience significant seasonality.

Inflation

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company will adopt the statement effective July 1, 2000 and believes that the adoption of the new standard will not have a material adverse effect on the Company's consolidated results of operations or financial position.

In December 1999, Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", was issued. SAB No. 101 summarizes the Securities and Exchange Commission's staff views on applying accounting principles generally accepted in the United States of America to revenue recognition. The Company will implement SAB No. 101 prior to the fourth quarter of fiscal year 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on our revenue recognition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its financial instruments as described elsewhere in this Form 10-K are not subject to material market risk. The carrying values of financial instruments, which includes cash and notes payable, at June 30, 2000 and 1999, approximates fair value as of such dates, due to the short-term maturity of such instruments and the fact that the underlying interest rates approximate current market rates of interest.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the related Notes thereto and the financial information required to be filed herewith are included on pages F1 to F21 and Schedule S-1 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 30, 2000, BDO Seidman, LLP, New York, New York was replaced by Deloitte & Touche LLP, New York, New York as the independent auditors to audit the financial statements of the registrant. The decision to change accountants was recommended and approved by the Board of Directors and Audit Committee of the registrant.

The reports of BDO Seidman, LLP on the registrant's last two annual reports on Form 10-K contained going concern language as follows:

"1998 Report:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has experienced significant losses from continuing operations for the three years ending June 30, 1998, has a deficit in working capital and equity at June 30, 1998 and may have significant contractual obligations as discussed in Note 6. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are described in Note 1(a) to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainties."

"1999 Report:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has significant deficiencies in working capital and net worth at June 30, 1999 and 1998 and experienced significant losses from continuing operations for the three years ended June 30, 1999, 1998 and 1997. In addition, it has become economically dependent upon a 21% stockholder to fund operating cash flows and to provide significant telecommunications products and services. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(a) to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainties."

The registrant believes that, for the registrant's fiscal years ended June 30, 1998 and June 30, 1999, and the subsequent interim period preceding the replacement of BDO Seidman, LLP, the registrant and BDO Seidman, LLP did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO Seidman, LLP would have caused it to make reference in connection with its report on the registrant's financial statements to the subject matter of the disagreement.

At the request of BDO Seidman, LLP, the registrant restated its 10-Qs for the periods ending September 30, 1998, December 31, 1998 and March 31, 1999 to reflect the interest charges related to the amortization of certain warrants to purchase common stock related to certain debt refinancing with related parties and to record unfiled federal excise taxes with related penalties and interest. The June 30, 1998 10-K was amended to disclose reclassification of excess minutes processed by Premier Communications, Inc., a stockholder of the registrant.

BDO Seidman, LLP, has communicated to the management and audit committee of the registrant during and after the fiscal 1999 and 1998 audits certain issues related to the lack of management and internal controls of the registrant during these periods.

The Audit Committee has reviewed these matters and the registrant has authorized BDO Seidman, LLP to respond to inquiries of Deloitte & Touche LLP on all matters of the registrant's financial reporting.

The registrant provided BDO Seidman, LLP with a copy of the foregoing disclosures and requested that BDO Seidman, LLP furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO Seidman, LLP agrees with such disclosures. A copy of such letter has been filed as Exhibit 16 to Form 8-K by amendment on July 25, 2000.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the corresponding sections of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") for its Annual Meeting of Stockholders to be held on November 20, 2000.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)   Consolidated Financial Statements and Financial Schedules

      (1)   Consolidated Financial Statements

                                                                         Page(s)
                                                                         -------

            Reports of Independent Auditors ............................... F-2

            Consolidated Balance Sheets as of June 30, 2000 and 1999....... F-4

            Consolidated Statements of Loss for the years ended
            June 30, 2000, 1999 and 1998 .................................. F-5

            Consolidated Statements of Stockholders' Deficit
            for the years ended June 30, 2000, 1999 and 1998 .............. F-6

            Consolidated Statements of Cash Flows for the years ended
            June 30, 2000, 1999 and 1998 .................................. F-7

            Notes to Consolidated Financial Statements..................... F-8

      (2)   Financial Statement Schedule

            Schedule II -- Valuation and Qualifying Accounts............... S-1

(b)   Reports on Form 8-K

(i) Current Report on Form 8-K filed July 10, 2000 reporting under Item 4,,JHV Changes in Certifying Accountants.

(ii) Amendment to Current Report on Form 8-K filed July 25, 2000 reporting under Item 4, Changes in Certifying Accountants.

(c)   Exhibits

   Exhibit No.                         DESCRIPTION
   -----------                         -----------

      2.1 Articles of Merger and Agreement and Plan of Merger (Incorporated by reference herein to Exhibit 99.1 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      2.2 Agreement and Plan of Reorganization and Amendments (Incorporated by reference herein to Exhibit 99.5 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      3.1 Restated Articles of Incorporation (Incorporated by reference herein to Exhibit 3(i) of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      3.2 Amended and Restated ByLaws (Incorporated by reference herein to Exhibit (3)(ii) of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      4.1 Certificate of Designations of Series A Preferred Stock (Incorporated by reference herein to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q filed on May 15, 1998)

      4.2 Forms of Option Agreement (Incorporated by reference herein to Exhibit 4.2 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      4.3 Forms of Warrant Agreement (Incorporated by reference herein to Exhibit 4.3 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      4.4 Form of Note and Warrant Purchase Agreement (Incorporated by reference herein to Exhibit 4.4 of the Company's Annual Report on Form 10-K/A filed January 13, 1999)

      4.5 Note and Warrant Exchange Letter (Incorporated by reference herein to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 21, 1999)

      10.1 Services Agreement by and between Innovative Telecom Corporation and DigiTEC 2000, Inc. (Incorporated by reference herein to Exhibit 10.1 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.2        Promissory Note (Incorporated by reference herein to Exhibit
                  10.2 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.3 Sublease agreement between Vanity Fair Intimates, Inc. and Promo Tel, Inc. (Incorporated by reference herein to Exhibit
                  99.2 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.4 TECLink Promissory Note and Agreement (Incorporated by reference herein to Exhibit 99.3 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.5 Asset Purchase Agreement by and between World Access Solutions, Inc. and Meta3, Inc. (Incorporated by reference herein to Exhibit 99.4 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.6 Telephone Electronics Corporation Agreement and Amendments (Incorporated by reference herein to Exhibit 99.6 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.7 TECLink Note Satisfaction Agreement (Incorporated by reference herein to Exhibit 99.7 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.8 Premiere Communications Agreement (Incorporated by reference herein to Exhibit 99.8 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.9 CG Com, Inc. Independent Master Distributor Agreement (Incorporated by reference herein to Exhibit 99.9 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.10 Frank C. Magliato Employment Agreement (Incorporated by reference herein to Exhibit 99.10 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.11 Diego E. Roca Employment Agreement (Incorporated by reference herein to Exhibit 99.11 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.12 DigiTEC 2000, Inc. Stock Incentive Plan (Incorporated by reference herein to Exhibit 99.13 of the Company's Form 10 filed with the Commission on October 30, 1997 Registration Statement File No. 000-23291)

      10.13 Ameridial, Inc. Acquisition Agreement (Incorporated by reference herein to Exhibit 2 of the Company's Quarterly Report on Form

                  10-Q filed February 13, 1998)

      10.14 Investment Agreement by and between Premiere Communications Inc. and DigiTEC 2000, Inc. dated March 31, 1998 (Incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 15, 1998)

      10.15 Investor Agreement by and between Frank Magliato and Prime Communications, Inc. (Incorporated by reference herein to Exhibit 10.19 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.16 Warranty Bill of Sale and Assignment and Related Agreement by and between DigiTEC 2000, Inc. and Prime Communications, Inc. (Incorporated by reference herein to Exhibit 10.21 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.17 Letter Agreement between DigiTEC 2000, Inc. and certain stockholders of Ameridial, Inc. (Incorporated by reference herein to Exhibit 10.22 of the Company's Form S-1/A filed with the Commission on June 30, 1998 Registration Statement File No. 333-50563)

      10.18 Asset Purchase Agreement among DigiTEC 2000, Inc., Pos Tec Systems, LLC and Total Pos Solutions, LLC (Incorporated by reference herein to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q filed May 21, 1999)

      10.19 10% Promissory Note (Tec Net, Inc.) (Incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 21, 1999)

      10.20       10% Promissory Note (Incorporated by reference herein to
                  Exhibit 2 of the Company's Quarterly Report on Form 10-Q filed February 23, 1999)

      10.21 Settlement Agreement with Frontier Communications, Inc. (Incorporated by reference herein to Exhibit 10.24 of the Company's Annual Report on Form 10-K/A filed January 13, 1999)

      16.1 Letter Regarding Changes in Certifying Accountants (Incorporated by reference herein to Exhibit 16.1 of Amendment #1 to the Company's Current Report on Form 8-K filed July 25,
                  2000)

      27          Financial Data Schedule

Report of Independent Auditors'

To the Board of Directors and Stockholders of DigiTEC 2000, Inc.
   New York, N.Y.

We have audited the accompanying consolidated balance sheet of DigiTEC 2000, Inc. and subsidiary (the "Company") as of June 30, 2000, and the related consolidated statements of loss, stockholders' deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 2000 listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(d) to the consolidated financial statements, the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. In addition, the Company has become economically dependent upon a 21 percent stockholder to fund operating cash flows and to provide significant telecommunications products and services. Management's plans concerning these matters are also described in Note 1(d). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

New York, New York

September 28, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Digitec 2000, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of DigiTEC 2000 Inc. and Subsidiary as of June 30, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years ended June 30, 1999 and 1998 and the financial statement schedule II listed in Item 14 of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigiTEC 2000, Inc. and Subsidiary as of June 30, 1999 and the consolidated results of their operations and their cash flows for each of the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(d) to the financial statements, the Company has significant deficiencies in working capital and net worth at June 30, 1999 and experienced significant losses from continuing operations for each of the years ended June 30, 1999 and 1998. In addition, it has become economically dependent upon a 21% stockholder to fund operating cash flows and to provide significant telecommunications products and services. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(d) to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainties.


/s/ BDO Seidman, LLP

New York, New York
October 25, 1999

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets
================================================================================

                                                                                 June 30,
                                                                          2000             1999
--------------------------------------------------------------------------------------------------
Assets

Current:
   Cash and cash equivalents                                          $  1,165,854    $    156,756
   Due from TecNet, Inc.                                                        --         260,000
   Accounts receivable, net of allowance for bad
      debts of $1,817,657 and $847,000                                   1,598,164         604,586
   Inventory                                                               423,288          58,818
   Prepaid expenses and other                                               13,116         133,887
--------------------------------------------------------------------------------------------------

Total Current Assets                                                     3,200,422       1,214,047

Property and equipment, net of accumulated
   depreciation of $171,290 and $113,124                                   123,370         141,778
Customer lists, net of accumulated amortization
   of $118,675 and $583,611                                                166,145         261,559
Other assets                                                                82,523          79,355
--------------------------------------------------------------------------------------------------

Total Assets                                                          $  3,572,460    $  1,696,739
==================================================================================================

Liabilities and Stockholders' Deficit
Current:
   Notes and accounts payable to TecNet, Inc.                         $ 14,430,310       6,849,385
   Accounts payable - Trade                                              1,600,389       2,133,887
   Accrued taxes and penalties                                           1,307,141         462,000
   Accounts payable and accrued expenses                                   437,744         699,524
   Payable to Premiere Communications, Inc.                                583,152         583,152
   Accrued legal                                                           727,760         825,615
   Accrued settlement expenses                                             266,521         991,633
   Notes payable                                                            17,000         221,425
   Convertible Debt                                                        900,000         300,000
--------------------------------------------------------------------------------------------------

Total Current Liabilities                                               20,270,017      13,066,621

Deferred rent                                                                6,006          66,350
Convertible debt                                                                --         900,000
--------------------------------------------------------------------------------------------------

Total Liabilities                                                       20,276,023      14,032,971
--------------------------------------------------------------------------------------------------

Commitments and Contingencies (NOTE 6)
--------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Series A Convertible Preferred Stock, $.001 par value, 1,000,000
      shares authorized; 61,050 shares issued and outstanding                   61              61
   Common Stock, $.001 par value, 100,000,000 shares
      authorized; 7,058,998 shares issued and outstanding                    7,059           7,059
   Additional paid-in capital                                           17,031,318      16,899,123
   Accumulated deficit                                                 (33,742,001)    (29,242,475)
--------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                            (16,703,563)    (12,336,232)
--------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                           $  3,572,460    $  1,696,739
==================================================================================================

                    See accompanying notes to Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                                 Consolidated Statements of Loss
================================================================================

                                                             For the Years ended June 30,
                                                     --------------------------------------------
                                                          2000            1999            1998
--------------------------------------------------------------------------------------------------
Net sales                                            $ 13,733,119    $ 10,394,558    $ 35,032,533
Cost of sales                                          12,142,746      15,278,886      36,648,219
--------------------------------------------------------------------------------------------------

      Gross profit (loss)                               1,590,373      (4,884,328)     (1,615,686)

Selling, general and administrative
   expenses                                             6,019,015       6,242,157       9,232,477
--------------------------------------------------------------------------------------------------

        Loss before other income (expenses)            (4,428,642)    (11,126,485)    (10,848,163)

--------------------------------------------------------------------------------------------------
Other income (expenses):
   Interest expense                                      (519,291)     (1,245,272)        (59,187)
   Refinancing of debt                                         --      (1,200,000)             --
   Loss on modification of debt terms                          --              --        (287,100)
   Other income (expenses)                                448,407           4,830          10,869
--------------------------------------------------------------------------------------------------

        Other expenses                                    (70,884)     (2,440,442)       (335,418)
--------------------------------------------------------------------------------------------------

        Loss from continuing operations                (4,499,526)    (13,566,927)    (11,183,581)
--------------------------------------------------------------------------------------------------
Discontinued operations:
      Loss from operations of Cellular Division                --              --        (527,061)
      Loss on disposal of Cellular Division                    --              --        (114,524)
      Loss on disposal of World Access                         --              --        (171,593)
--------------------------------------------------------------------------------------------------

        Loss from discontinued operations                      --              --        (813,178)
--------------------------------------------------------------------------------------------------

Net loss                                             $ (4,499,526)   $(13,566,927)   $(11,996,759)
==================================================================================================
Net loss per common share-basic and diluted:
      Loss from continuing operations                $       (.64)   $      (1.96)   $      (1.99)
      Loss from discontinued operations                        --              --            (.15)
--------------------------------------------------------------------------------------------------
                                                     $       (.64)   $      (1.96)   $      (2.14)
==================================================================================================
Weighted average number of common and common
   equivalent shares outstanding used in basic and
   diluted computations                                 7,058,998       6,913,495       5,618,994
==================================================================================================

                    See accompanying notes to Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                Consolidated Statements of Stockholder's Deficit
================================================================================

                                                                                        For the Three Years Ended June 30, 2000
                                             Preferred stock       Common stock        Additional                       Total
                                             ---------------     ------------------      paid-in      Accumulated    stockholders'
                                             Shares   Amount     Shares      Amount      capital        deficit         deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                           --       --    4,858,418   $  4,858   $  3,602,462   $ (3,678,789)   $    (71,469)
Exercise of warrants                             --       --    1,955,825      1,956      2,931,782             --       2,933,738
Issuance of options to directors in lieu
of compensation                                  --       --           --         --      1,248,000             --       1,248,000
Adjustment:  Fractional shares                   --       --            5         --             --             --              --
Issuance of preferred stock to satisfy
   trade payables                            61,050       61           --         --      6,104,939             --       6,105,000
   Issuance of options related to debt
   modification                                  --       --           --         --        287,100             --         287,100
   Net loss                                      --       --           --         --             --    (11,996,759)   $(11,996,759)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                       61,050   $   61    6,814,248   $  6,814   $ 14,174,283   $(15,675,548)   $ (1,494,390)
Exercise of warrants                             --       --       44,750         45         67,080             --          67,125
Issuance of Warrants accompanying 10%
  six-month notes                                                                         1,120,000             --       1,120,000
   Issuance of common stock relating to
   asset purchase                                                 200,000        200        299,800             --         300,000
   Issuance of warrants accompanying
   convertible debt                                                                       1,200,000             --       1,200,000
   Contributed capital                                                                       37,960             --          37,960
   Net loss                                                                                      --    (13,566,927)   $(13,566,927)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                       61,050   $   61    7,058,998   $  7,059   $ 16,899,123   $(29,242,475)   $(12,336,232)
   Contributed capital                           --       --           --         --        132,195             --         132,195
   Net loss                                                                                      --     (4,499,526)     (4,499,526)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                       61,050   $   61    7,058,998   $  7,059   $ 17,031,318   $(33,742,001)   $(16,703,563)
===================================================================================================================================

                    See accompanying notes to Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
================================================================================

                                                                                     For the Years ended June 30,
                                                                   -----------------------------------------------
                                                                        2000             1999             1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                        $ (4,499,526)    $(13,566,927)    $(11,996,759)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Provision for losses on customer receivables                  1,025,000          356,059        1,467,656
        Provision for losses on customer receivables - Cellular              --               --           52,463
        Write-off of accounts receivable                                (54,343)        (814,059)        (222,656)
        Write-down of inventory                                              --               --          206,281
        Depreciation                                                     61,610           48,247           50,675
        Amortization of customer lists                                   95,414          250,054          236,256
        Impairment of customer lists                                         --          147,089               --
        Promotional expense                                                  --               --        2,868,989
        Deferred revenue                                                     --         (955,117)         955,117
        Deferred rent                                                   (60,344)         (23,195)          18,545
        Amortization of debt issue cost                                      --        1,120,000               --
        Services provided by shareholder                                132,195           37,960               --
        Directors' compensation                                              --               --        1,248,000
        Refinancing of debt                                                  --        1,200,000               --
        Loss on modification of debt terms                                   --               --          287,100
        Loss on disposal of World Access                                     --               --          171,593
        Write-down of Cellular Division                                      --               --          114,524
        (Increase) decrease in:
           Accounts receivable                                       (1,964,235)       1,545,636       (1,161,958)
           Inventory                                                   (364,470)         334,768         (381,433)
           Prepaid expenses and other                                   385,038          198,096         (362,820)
        Increase (decrease) in:
           Accounts payable and accrued expenses                      2,611,273        7,218,488        3,516,014
------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities of
                continuing operations                                (2,632,388)      (2,902,901)      (2,932,413)

Net cash used in operating activities of
   discontinued operations                                                   --               --         (497,619)
------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                  (2,632,388)      (2,902,901)      (3,430,032)
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                 (50,637)         (14,805)         (87,181)
------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                     (50,637)         (14,805)         (87,181)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of TecNet notes                             4,196,548        1,624,190               --
   Proceeds from issuance of promissory notes                                --        1,300,000               --
   Repayment of notes payable and convertible debt                     (504,425)         (25,575)         (35,000)
   Proceeds from exercise of warrants                                        --           67,125        2,933,738
------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities               3,692,123        2,965,740        2,898,738
------------------------------------------------------------------------------------------------------------------
              Net increase (decrease) in cash
                and cash equivalents                                  1,009,098           48,034         (618,475)

Cash and cash equivalents beginning of year                             156,756          108,722          727,197
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents end of year                              $  1,165,854     $    156,756     $    108,722
==================================================================================================================

                    See accompanying notes to Consolidated Financial Statements.

                        DigiTEC 2000, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

1. The Company and Significant Accounting Policies:

(a) Description of Business and Organization

The Company was organized as a Nevada corporation in May 1987 under the name Yacht Havens International Corp, which was subsequently changed in July of 1995 to Promo Tel, Inc. ("Promo Tel-Nevada"). In August of 1995, Promo Tel-Nevada merged with Promo Tel, Inc. ("Promo Tel-Delaware"), a Delaware corporation, exchanging 1,333,334 shares of the Company's previously unissued and unregistered common stock for all of the outstanding shares of common stock of Promo Tel-Delaware. In October of 1996, the Company formally amended its Articles of Incorporation to change the legal name of the Company to DigiTEC 2000, Inc.

The Company is engaged in the creation, distribution and marketing of consumer prepaid telephone calling cards. The Company's prepaid cards provide consumers with a competitive alternative to the traditional pre-subscribed long-distance telecommunications services, credit/calling cards and conventional coin and other operator assisted long-distance services.

(b) Business Combinations

On March 4, 1999, the Company (through its subsidiary POS TEC Systems, LLC) acquired the assets, property and business of TOTAL POS SOLUTIONS, LLC, in exchange for 200,000 shares of the Company's common stock. The shares of common stock were valued at $1.50 per share based on the market price on the Closing Date ("February 24, 1999") of the Asset Purchase Agreement. The acquisition was recorded utilizing the purchase method of accounting and the Company valued the underlying customer lists obtained under the transaction at approximately $285,000 to be amortized over a period of thirty-six months. The operating results of the acquired entity have been included within the Company's consolidated financial statements since March 4, 1999.

(c) Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of DigiTEC 2000, Inc. (the "Company") for the entire period presented and those of its wholly owned subsidiary, POS TEC Systems, LLC ("POS TEC") from the date of acquisition have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-K and Article 4 of Regulation S-X. All significant intercompany transactions and balances have been eliminated in consolidation.

(d) Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's recurring losses from operations, accumulated deficit, negative working capital and significant arrearages on trade payables, such realization of assets and the satisfaction of the related liabilities are subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet, Inc. ("TecNet") to finance the Company's telecommunications products and services and working capital short-falls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. TecNet is a wholly owned subsidiary of Telephone Electronics Corporation ("TEC") and is a holder of approximately 21% of the Company's outstanding common stock. Additionally, the Company's overall stability is highly dependent upon its ability to raise working capital, to increase market share while developing existing markets and improving overall customer retention, to achieve profitable operations and to generate sufficient cash flows from operating and financing activities to meet its obligations as they become due.

In lieu of continuing the development of its operations as a facilities-based carrier, in November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of 10% demand promissory notes. As of June 30, 2000, the Company had an outstanding balance on such loans (including accrued interest) from TecNet in the amount of $6,191,046 and TecNet provided approximately $10.6 million in telecommunications services for the year then ended. As of June 30, 2000, no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services.

Beginning in May of 1999, the Company terminated its facilities-based products and TecNet became the primary service provider for bundled prepaid calling cards sold by the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards. As of June 30, 2000 (and through the issuance date of this report), the Company is totally dependent on TecNet to provide financing and telecommunications support. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

(e) Nature of Operations

DigiTEC 2000, Inc. and its wholly owned subsidiary (the "Company") are primarily engaged in the distribution, marketing and sales of prepaid telephone calling cards. It currently markets its prepaid products throughout the New York/New Jersey metropolitan area (the "Metro Area"). The Company also sells its prepaid telephone cards in approximately 100 cities in twenty-nine U.S. states.

(f) Revenue Recognition

Sales of bundled prepaid calling cards from third-party providers for which the Company acts solely as a distributor are recorded at the sales price of the card and are recognized as revenue upon delivery to the Company's customers. The related costs are simultaneously charged to the cost of sales accounts upon such delivery.

The revenue from the sale of proprietary, branded, facilities-based prepaid cards, along with the related costs of providing long distance services are recognized as the telephone calls are initiated and completed by the end user. Weekly and access fees per card are recognized at the beginning of each month commencing thirty days after the first use of the underlying card. Any amounts collected prior to the recording of revenue by the Company are classified as Deferred Revenue. As of April 30, 1999, the Company no longer provided facilities-based prepaid calling cards to its customers.

Revenue from Point of Sale ("POS") sales by the Company's subsidiary POS TEC, are recognized upon the initial activation by the retailer upon the sale of the underlying prepaid calling card to the end user. The related costs are simultaneously charged to the respective cost of sales accounts upon the activation of the card.

(g) Allowance for Bad Debt

The Company maintains an allowance for bad debts to adequately provide for estimated future losses due to the overall lack of collectibility of customers' accounts. The recorded allowances are based on the Company's detailed analysis of delinquencies, assessments of overall risk related to the entity's operations, evaluations of probably future losses and historical performance and the credit worthiness of certain key customers. Specific customer accounts are written off when the probability of a future loss has been established based on a careful consideration of the customer's financial condition, and after all other attempts at collection have failed.

(h) Use of Estimates

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

(i) Cash and Cash Equivalents

The Company considers all demand deposits, time deposits and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(j) Customer Lists

During 1998 and 1999, customer lists were purchased from third parties and amortized on a straight-line basis over the estimated useful lives of the customer bases acquired, which approximates three years. The Company periodically evaluates the recoverability of these intangible assets based on management's intention with respect to the acquired assets and the estimated future non-discounted cash flows expected to be generated by such assets. During the fourth quarter of fiscal 1999, management recorded a charge to current operations of approximately $147,089 to reflect the write-down of the carrying value of these intangibles based on such assessments. Additionally, during the second quarter of fiscal year 2000, the Company wrote off $560,350 of fully amortized customer lists.

Amortization expense related to the customer lists was approximately $95,000, $250,000 and $236,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

(k) Deferred Rent

The Company accounts for rent on a straight-line basis over the term of the leases. The difference between cash rental payments and straight-line rent expense for the years ended June 30, 2000, 1999 and 1998 was approximately $60,000, $23,000 and $19,000, respectively.

(l) Advertising Costs

Costs incurred for producing and communicating advertising are expensed as incurred.

(m) Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change. Adequate reserves against deferred tax assets, which may not be utilized, have been provided.

(n) Earnings (Loss) Per Share

The Company presents earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the dual presentation of basic EPS and diluted EPS on the face of the statements of operations. Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding, and diluted earnings per share is based on net loss divided by the weighted average number of common shares outstanding together with all dilutive potential common shares outstanding. Since the Company incurred losses for all of the periods presented, the dilutive net loss per share has not been presented due to the fact that the conversion of options, warrants and preferred stock to Weighted Average Common Shares would be anti-dilutive. Therefore there is no difference between basic and diluted earnings per share.

(o) Fair Value of Financial Instruments

The carrying value of financial instruments, which includes cash and cash equivalents and notes payable, at June 30, 2000 and June 30, 1999, approximates fair value as of such dates, due to the relatively short-term maturity of such instruments and the fact that the underlying interest rates approximate current market rates of interest.

(p) Reclassifications

Certain consolidated financial statement amounts as previously reported have been reclassified for consistent presentation.

(q) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company will adopt this statement effective July 1, 2000 and believes that the adoption of the new standard will not have a material adverse effect on the Company's consolidated results of operations or financial position.

In December 1999, Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", was issued. SAB No. 101 summarizes the Securities and Exchange Commission's staff views on applying accounting principles generally accepted in the United States of America to revenue recognition. The Company will implement SAB No. 101 prior to the fourth quarter of fiscal year 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on our revenue recognition.

(r) Disclosures Regarding Risk Concentrations

Financial instruments, which potentially subject the Company to credit risk, consist primarily of balances in excess of FDIC coverage and trade receivables. Cash balances on deposit are placed with high credit quality financial institutions. Although cash balances on deposit may from time to time exceed the FDIC limits of coverage, the Company limits the amount of exposure in any one financial institution and believes that no significant concentration of credit risk exists with respect to its cash deposits as of the date of the presented condensed consolidated balance sheet.

Trade receivables subject the Company to the potential for credit risk and business concentration risk. The Company extends credit to customers generally on an unsecured basis in the normal course of business, and performs ongoing evaluations of its customers' financial condition to help reduce overall credit risk. Allowances are maintained for potential credit losses and such losses have historically been within management's overall expectations. Although sales within the New York/New Jersey Metro Area (the "Metro Area") accounted for more that 90% of the Company's total sales, for the year ended June 30, 2000, the Company believes that the credit risks are moderated because of the geographical dispersion of its target market, the cost competitiveness of its prepaid product in relation to other suppliers, its utilization of a master distribution and vendor route sales network and the realized (and forecasted) growth in new markets within the United States and Mexico.

During fiscal years ended June 30, 2000 and 1999, respectivley, the Company had the following significant customers which accounted for the following percentages of overall operating revenues and trade receivables:

                                           Operating Revenues        Trade Receivables
                                         $ Amount    Percentage   $ Amount    Percentage
2000
Telecard Marketing Group, Inc.          $5,736,112       42%     $  618,015       39%
Central Jersey Telecard Company, Inc.      428,838        3%        378,838       24%
Touch Tell Communications                  648,648        5%        161,221       10%

1999
Phonecard Wholesalers                    $1,872,861      18%     $  223,073       39%
Telecard Marketing Group, Inc.            1,988,528      19%        235,101       39%

No other customer accounted for more than 10% of sales or outstanding accounts receivable.

(s) Property and Equipment

Depreciation is calculated on the underlying assets using the straight-line method over their estimated useful lives as follows:

        Furniture and fixtures      -       5 Years
        Computer equipment          -       3 Years
        Computer software           -       2 Years
        Vehicles                    -       5 Years

Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was approximately $62,000, $48,000 and $51,000, respectively.

The Company evaluates the recoverability of property and equipment, as well as other long-lived assets, when events and circumstances indicate that such assets may be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying values. In the event that impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. If quoted market prices for an asset are not available, the fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on property and equipment, as well as other long-lived assets, to be disposed of are determined in a similar manner, except that their fair market value are reduced for the costs of disposal.

Maintenance and repairs are expensed as incurred. The costs and related reserves of assets sold or retired are removed from the accounts, and any resulting gains or losses are reflected in the results of operations.

(t) Inventory

Inventory consists primarily of unactivated prepaid cards and is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) methodology.

(u) Segment Disclosures

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the prior fiscal year. SFAS 131 established standards for the way that public business enterprises report financial information on operating business segments. As the Company has only one reportable business segment, prepaid telecommunications services, the adoption and implementation of the disclosure and reporting requirements did not significantly affect the presentation of the results of operation or financial position of the Company.

(v) Stock Based Compensation

The Company accounts for stock options issued to employees using the intrinsic value methodology prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their stock option plans. Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the underlying shares of stock.

SFAS No. 123, "Accounting for Stock Based Compensation," requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value methodology prescribed by SFAS 123. These disclosures are presented within Note 7.

2. Related Party Transactions:

During September of 1998, the Company issued $1,200,000 of 10% six-month notes (the "Notes") and warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $2.375 per share (the "$2.375 Warrants"), exercisable for a period of five years from the date of original issuance. The exercise price of the underlying warrants was calculated as the closing price of the Company's common stock on September 4, 1998, subject to certain adjustments. Nine investors participated in the offering, and officers/directors of the Company and immediate family members of such parties purchased $600,000 of the total offering. The issuance and sale of the Notes and the $2.375 Warrants were exempt from registration under the Securities Act of 1933 (the "Securities Act"), as amended by Regulation D. The $1,120,000 fair value of the $2.375 Warrants was recorded as debt issue costs and amortized to interest expense over a six-month period beginning September 20, 1998. Amortization expense was $1,120,000 for the fiscal year ended June 30, 1999.

On May 15, 1999, the Company exchanged the Notes for 10% two-year promissory notes convertible into shares of the Company's common stock (the "Convertible Debt") at $1.10 per share. Furthermore, the Convertible Debt provided for quarterly payments of interest only during the first twelve months of issuance and quarterly payments of both interest and principal commencing in the second year. The $2.375 Warrants were concurrently exchanged for new warrants which provided for the purchase of up to 1,800,000 shares of the Company's common stock (the "$1.10 Warrants"), calculated as the market price of the common stock as of the maturity date of the Notes. The exchanges of the notes and the warrants were exempt from registration under the Securities Act pursuant to
Section 4 thereof. As the market price of the Company's common stock was $4.3125 on May 15, 1999, the Company recorded a refinancing charge of $1,200,000 to reflect the intrinsic value of the Convertible Debt up to the full amount of its gross proceeds. No fair value was allocated to the debt issue costs associated with such warrants. During the fiscal year ended June 30, 2000, the Company paid $300,000 in scheduled principal payments on the Convertible Debt, and the outstanding principal balance of $900,000 at June 30, 2000 is scheduled to be paid during the first three quarters of fiscal year 2001.

In October of 1998, the Company borrowed $100,000 from an immediate family member of an officer/director of the Company. (See Note 5).

In November 1998 the Company reached a verbal agreement with TecNet to carry the remaining unprocessed minutes on the Company's facilities-based debit cards. In February of 1999, the Company began funding its operating shortfalls through the issuance of demand promissory notes to TecNet bearing an annual interest rate of approximately 10%. Subsequently, in the fourth quarter of 1999, the Company reached a verbal agreement with TecNet whereby TecNet would become the primary provider of bundled prepaid calling card services to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards. TecNet provided approximately $10.6 million in telecommunications services for the fiscal year ended June 30, 2000. In addition, TecNet provided approximately $133,000 and $38,000 of consulting services to the Company during fiscal year 2000 and 1999, respectively, which has been accounted for as a capital contribution.

The following presents the detail of the payable to TecNet at June 30, 2000 and 1999:

                                                          June 30,
                                                ---------------------------
                                                    2000            1999
                                                ---------------------------
       Demand notes payable                     $ 5,818,963      $1,884,190
       Payable for bundled phone cards            3,848,097         574,028
       Payable for telecommunication services     4,391,167       4,391,167
       Accrued interest                             372,083              --
                                                ===========      ===========
                                                $14,430,310      $6,849,385
                                                ===========      ===========

3. Property, Plant and Equipment:

The major classes of property and equipment are as follows:

                                                  June 30,
                                           ---------------------
                                             2000         1999
         -------------------------------------------------------
         Computer equipment                $228,276     $204,771
         Furniture and fixtures              42,973       28,720
         Computer software                    2,000           --
         Vehicles                            21,411       21,411
         -------------------------------------------------------
         Property and equipment             294,660      254,902
         Less: Accumulated depreciation     171,290      113,124
         -------------------------------------------------------
         Property and equipment, net       $123,370     $141,778
         =======================================================

4. Preferred Stock:

On March 31, 1998, the Company entered into an Investment Agreement with Premiere Communications, Inc. ("Premiere")in which Premiere received 61,050 shares of $.001 par value voting Series A Preferred Stock in full satisfaction of the outstanding accounts payable balance at March 31, 1998. The $6,105,000 consisted of approximately $3,236,000 attributed to various charges and costs incurred in the normal course of business with Premiere and approximately $2,869,000 of charges relating to excess minutes processed by Premiere on cards previously sold. (See Note 7).

5. Notes Payable:

Notes payable of the Company are summarized as follows:

                                                                  June 30,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
Promissory note payable to a family member
  of an officer/director, fixed interest at 10%,
  maturing fiscal year 2001                                 $ 17,000    $100,000

Note payable to Prime Communications, Inc. for
  acquisition of customer base in fiscal year 1997                --     121,425
                                                            --------------------

                                                            $ 17,000    $221,425
                                                            ====================

6. Commitments and Contingencies:

(a) Leases

The Company leases office space under two separate noncancellable operating lease agreements which expire on March 31, 2001 and May 31, 2002, respectively. Rent expense for the years ended June 30, 2000, 1999 and 1998 was approximately $348,000, $299,000 and $261,000, respectively. Future minimum rentals required as of June 30, 2000 under all noncancellable operating leases are:

        Fiscal year ended June 30,

        2001                            $ 255,000
        2002                               31,000
                                        ---------

                                        $ 286,000
                                        =========

(b) Contingencies

The Company and its Chief Executive Officer were named as defendants in a legal action in the Circuit Court for the First Judicial District of Hinds County in Jackson, Mississippi in the case entitled, Heritage Graphics, Inc. ("Heritage") vs. Telephone Electronics Corporation. A settlement agreement was executed on September 21, 2000. As a result of the agreement, the Company was not required to contribute any funds towards the settlement award and all claims pending against the Company and its Chief Executive Officer were duly discharged.

The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v DigiTEC 2000, Inc., in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommunication services provided to the Company by Qwest. In May 1999, the parties executed a settlement agreement pursuant to which the Company would pay nine monthly installments commencing December, 1999 for a total of $887,000. The Company paid approximately $621,000 to Qwest related to the settlement agreement for the year ended June 30, 2000 and the balance owed of $266,521 is reflected in the accrued settlement expenses on the consolidated balance sheet.

In June, 1998, the Company was served in an action entitled Michael Bodian, as Chapter 11 Trustee of Communications Network Corp. a/k/a Conetco ("Conetco") v. DigiTEC 2000,Inc. f/k/a Promo Tel. Inc., Bankruptcy Case No. 96-B-53504 (PCB), Adv. Proc. No. 98-8621-A, pending in the United States Bankruptcy Court, Southern District of New York, wherein the plaintiff alleges that a preferential payment or fraudulent transfer in the amount of $150,800 was made to the Company by Magic Communications, Inc. ("Magic"), an affiliate of Conetco. Conetco, a reseller of long distance telecommunications services which it purchased from WorldCom Network Services ("WorldCom"), sold prepaid telephone debit cards through Magic which acted as its master sales agent. After WorldCom terminated Conetco's access to its long distance network because of Conetco's failure to pay its outstanding balance, the debit cards became inoperable. Conetco alleges that a "refund" of $150,800 in the form of a credit was given by Magic to the Company as a result of cash refunds that the Company had given to its customers on account of returned debit cards. An answer asserting numerous defenses, including that the Company never received the "refund" in question, has been filed on behalf of the Company. Management believes such litigation will not have a material adverse effect on the financial condition or the results of operations of the Company.

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

On October 20, 1999, Union Telecard Alliance LLC ("Union") filed suit entitled Union Telecard Alliance LLC v DigiTEC 2000, Inc., TecNet Inc. in Supreme Court of the State of New York, New York County against the Company to recover $462,000 for cards sold to the Company. In February of 2000, the Company filed its answer along with a third-party complaint against IDT Corporation, the majority owner of Union, for $2.5 million. The maximum exposure to the Company appears to be approximately $725,000. Presently, the Company is exploring settlement possibilities with both Union and IDT. The Company is not in a position to express an opinion as to the probable outcome of this matter.

The $583,152 payable to Premiere, as reflected within the Consolidated Financial Statements, relates to billings by Premiere for the purchase of prepaid phone cards which are currently being disputed by the Company. Management believes that it has a meritorious position with respect to such matters due to breach of contract and repricing issues surrounding the terms of the original purchase agreement. The Company is not in a position to express an opinion as to the probable outcome of this matter. Therefore, due to the overall uncertainty surrounding the accrual, the liability remains unchanged from the prior presented period.

On June 28, 2000, Innovative Telecom Corporation ("Innovative") commenced an arbitration proceeding before the American Arbitration Association in Boston, Massachusetts asserting claims in the amount of $604,979 related to unpaid fees and charges for services rendered in connection with the platform and switching services performed on behalf of the Company until approximately July of 1999. The Company has asserted counterclaims against Innovative in the amount of $3,900,000 based on lost profits and additional expenses incurred as the result of the poor quality of Innovative's software and network switching services. The Company is presently exploring settlement possibilities with Innovative and believes that any such settlement, if realized, will not have a material adverse effect on the financial condition or the results of operations of the Company.

(c) Employment Agreements

Effective January 1999, the Company's two executive officers agreed to a 50% deferral of their base salaries under their respective employment agreements until such time as the Company was able to generate positive cash flows from operations. Approximately $240,000 and $120,000 of deferred compensation was accrued during the fiscal year ended June 30, 2000 and 1999, respectively, and is included within accrued expenses.

(d) Regulatory Requirements

The Company is currently evaluating various tax and other regulatory assessments to determine their overall applicability to its current operations. As the Company's operations continue to expand, the Company may become subject to additional tariffs and both state and federal regulatory charges. In connection with a verbal agreement with TecNet whereby the Company is responsible for filing and remitting excise taxes, the Company accrued approximately $845,000 and $462,000 for excise taxes payable and the related penalties to such unfiled returns for the fiscal years ended June 30, 2000 and 1999, respectively.

7. Stockholders' Equity:

(a) Series A Convertible Preferred Stock

The 61,050 shares of $.001 par value voting Series A Convertible Preferred Stock was issued on March 31, 1998 to Premiere in lieu of payment of the outstanding trade payable balance owed by the Company. The Series A Preferred Stock is convertible into common stock of the Company at any time by Premiere and the Company has the right to require Premiere to convert such Preferred Stock after March 31, 1999. The Certificate of Designation for the Series A Convertible Preferred Stock provides for certain voting, liquidation and registration rights for the holder. The conversion of such stock is calculated by multiplying the number of shares of Series A Convertible Preferred Stock (61,050) issued in connection with the Premier Investment Agreement by $100 (the Investment Amount as defined in the Certificate of Designation) divided by $8.3463 (the Conversion Price as defined in the Certificate of Designation) which results in a total of 731,462 shares of common stock to be issued subject to certain subsequent securities issues. The Company may call the redemption of each share of Series A Convertible Preferred Stock at any time for $100 per share plus applicable accrued dividends, if any.

(b) Stock Options and Warrants

In 1998, the Company's stockholders approved the Company's stock incentive plan which provides for the granting of up to 1,600,000 shares of Common Stock. The Plan has reserved authorized, but unissued, shares of Common Stock for issuance of both Qualified Stock Options and Non-Qualified Stock Options to employees and directors of the Company.

A summary of stock option activity under the Company's stock option plan is as follows:

                                                                Weighted Average
                                                  Shares         Exercise Price
                                                 ---------      ----------------

Outstanding at June 30, 1997:                      187,500         $     14.50
        Granted                                  1,006,110               10.03
        Exercised                                       --                  --
        Canceled                                        --                  --
        Forfeited                                       --                  --
                                                 ---------         -----------
Outstanding at June 30, 1998:                    1,193,610               11.54
        Granted                                         --                  --
        Exercised                                       --                  --
        Canceled                                        --                  --
        Forfeited                                 (316,666)               8.47
                                                 ---------         -----------
Outstanding at June 30, 1999:                      876,944               11.54
        Granted                                         --                  --
        Exercised                                       --                  --
        Canceled                                        --                  --
        Forfeited                                       --                  --
                                                 ---------         -----------
Outstanding at June 30, 2000:                      876,944         $     11.54
================================================================================

The following table summarizes the status of stock options outstanding and exerciseable at June 30, 2000:

                                          Stock Options Outstanding
                                          -------------------------

                                Total Number   Weighted-Average     Total Number
                                 Of Options        Remaining          of Options
                                Outstanding    Contractual Life     Exerciseable
                                ------------------------------------------------
Exercise Price
--------------

  $ 8.19                          200,000             7.68             200,000
  $ 8.25                          100,000             7.91             100,000
  $12.25                          200,000             7.26             200,000
  $13.00                           44,444             1.10              44,444
  $13.20                          145,000             7.01             145,000
  $14.50                          187,500             6.77             187,500
                                  -------                              -------

                                  876,944                              876,944
                                  =======                              =======

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

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share from continuing operations for the years ending June 30, 2000, 1999 and 1998, respectively, would have been increased to the pro forma amounts indicated below:

Year ended June 30, 2000
--------------------------------------------------------------------------------
Net loss from continuing operations:
    As reported                                                   ($  4,499,526)
    Pro forma                                                     ($  4,499,526)

Net loss per share from continuing operations:
    As reported                                                          ($0.64)
    Pro forma                                                            ($0.64)
================================================================================

Year ended June 30, 1999
--------------------------------------------------------------------------------
Net loss from continuing operations:
    As reported                                                   ($ 13,566,927)
    Pro forma                                                     ($ 14,120,927)

Net loss per share from continuing operations:
    As reported                                                          ($1.96)
    Pro forma                                                            ($2.04)
================================================================================

Year ended June 30, 1998
--------------------------------------------------------------------------------
Net loss from continuing operations:
   As reported                                                    ($ 11,183,581)
   Pro forma                                                      ($ 12,872,577)
Net loss per share from continuing operations:
   As reported                                                     $      (1.99)
   Pro forma                                                       $      (2.25)
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

In September 1998, the Company issued the Notes accompanied by the $2.375 Warrants, subject to certain adjustments. The $2.375 Warrants were exercisable for five years from the date of issuance. The exercise price under the $2.375 Warrants was set at the closing price of the Common Stock on September 4, 1998.

The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes pricing model with the following weighted average assumptions; no dividends paid for all years; expected volatility of 46.5%; weighted average risk-free interest rate of 4.92% and an expected life of 5 years. In the fourth quarter of fiscal 1999, management reviewed their original valuation of the net present value of cash flows for these warrants using the Black-Scholes pricing model. Based upon the Black-Scholes model the detachable warrants had a fair value of $1,120,000 on the date of grant. In the fourth quarter of fiscal 1999, the Company recorded an additonal $1,070,000 debt issue costs at the date of grant which was amortized fully over the six-month term ending March 1999. The Company was unable to repay the Notes and their related interest on the maturity date of March 1999. On May 15, 1999, this debt was exchanged for the Convertible Debt.

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

The Company estimates the fair value of each stock warrant at the date of grant by using the Black Scholes pricing model with the following weighted average assumptions: no dividends paid for all years; expected volatility of 46.1%; weighted average risk free interest rate of 5.33% and an expected life of approximately 4 years. As the intrinsic value of the Convertible Debt exceeded the gross proceeds of the new debt, a refinancing charge of $1,200,000 was charged against operations as of May 15, 1999.

The following table contains information on warrants for the three-year period ended June 30, 2000:

                                                                      Weighted
                                                                       average
                                    Warrant        Exercise price     exercise
                                    shares         range per share      price
--------------------------------------------------------------------------------
Outstanding and exerciseable,
  June 30, 1997                    3,352,832       $ 1.50 - 13.200   $    6.150
Exercised                         (1,955,825)      $         1.500   $    1.500
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 1998                    1,397,007       $ 1.50 - 13.200   $  12.670
Exercised                            (44,750)      $         1.500   $   1.500
Expired                              (18,923)      $         1.500   $   1.500
Granted                              600,000       $         2.375   $   2.375
Exchanged                           (600,000)      $         2.375   $   2.375
Granted                            1,800,000       $         1.100   $   1.100
--------------------------------------------------------------------------------
Outstanding and exercisable,       3,133,334       $ 1.10 - 13.200   $   6.250
  June 30, 1999
Exercised                                 --       $            --   $      --
Expired                                   --       $            --   $      --
Granted                                   --       $            --   $      --
Exchanged                                 --       $            --   $      --
--------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 2000                    3,133,334       $ 1.10 - 13.200   $   6.250
================================================================================

The weighted average remaining contractual life of the outstanding and exercisable warrants as of June 30, 2000 is 2.51 years.

8. Net Loss Per Share:

The following table set forth the computation of basic and diluted net loss per common share from continuing operations:

Year ended June 30,                      2000          1999            1998
--------------------------------------------------------------------------------
Numerator:
   Net loss from continuing
      operations available to
      common shareholders           $ (4,449,526)  $(13,566,927)   $(11,183,581)
--------------------------------------------------------------------------------

Denominator:
   Denominator for basic and
      diluted earnings (loss) per
      share - weighted average
      common shares outstanding        7,058,998      6,913,495       5,618,994

================================================================================
Basic and diluted loss per common
   share - continuing operations    $      (0.64)  $      (1.96)   $      (1.99)
================================================================================

9. Deferred Income Taxes:

Deferred income taxes reflect the net tax effects, at an effective tax rate of approximately 47%, of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, the amounts used for income tax purposes and the impact of available net operating loss carryforwards.

The tax effects of significant components of the Company's deferred tax assets consists of the following:

          June 30,                         2000             1999
          ----------------------------------------------------------
          Net operating loss
            carryforwards              $ 12,340,000     $ 11,246,000
          Deferred rent                       3,000           31,000
          Allowance for bad debts           854,000          399,000
          Customer lists                    263,000          287,000
          Accrued taxes                     500,000          147,000
          Officers' and Directors'
            Compensation                    169,000           71,000
          Other                               5,000            8,000
          ----------------------------------------------------------
          Total deferred tax assets      14,134,000       12,189,000

          Less: Valuation allowance     (14,134,000)     (12,189,000)
          ----------------------------------------------------------
          Net deferred tax assets      $         --     $         --
          ==========================================================

The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the period in which the temporary differences become deductible. Based on the Company's historical results of operations, management has established a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that the benefit will not be realized.

As of June 30, 2000, the Company has net operating loss carryforwards of approximately $26,300,000 for tax purposes which are available to offset future Federal taxable income, if any, and expires in various years through 2020.
There may be some limitations on the use of the net operating loss carryforwards under Internal Revenue Code Section 382 ownership change rules.

10. Supplemental Cash Flow Information:

Cash paid for interest during the years ending June 30, 2000, 1999 and 1998, was approximately $209,000, $67,000 and $14,000, respectively. Additional supplemental disclosures of cash flow information are as follows:

     Year ended June 30,                               2000           1999         1998
     --------------------------------------------------------------------------------------
     Non-cash investing and financing activities:
           Common Stock issued for assets
             of Total POS Solutions, LLC             $       --    $  300,000    $       --
           Note payable to TecNet
              via cash in transit                            --       260,000            --
           Preferred stock issued
             for satisfaction of
             accounts payable                                --            --    $6,105,000
           Return of Common Stock                            --            --       500,000
           Computer equipment
             received in lieu of
             cash for trade
             receivables                                     --            --        40,500
           Common Stock issued in
             exchanges for all
             outstanding shares of
             Ameridial                                       --            --       500,000
     ======================================================================================

11. Unaudited Quarterly Financial Data: Quarter Ended

                                                    Quarter Ended

                                    September 30,                   December 31,
                                1999            1998            1999            1998
                            ===========================================================
Net sales                   $ 2,887,504     $ 5,839,898     $ 3,331,102     $ 2,808,448

Gross profit (loss)             715,524        (193,128)        445,530        (663,106)

Net income (loss)              (666,119)     (2,156,110)     (1,464,305)     (3,137,007)

Net income (loss) per share       (0.09)          (0.32)          (0.21)          (0.46)

                                                      Quarter Ended

                                        March 31,                      June 30,
                                  2000            1999            2000            1999
                              ===========================================================
Net sales                     $ 3,314,592     $ 1,443,787     $ 4,199,921     $   302,425

Gross profit (loss)               152,215      (2,717,122)        277,104      (1,310,972)

Net income (loss)              (1,359,608)     (4,787,477)     (1,009,494)     (3,486,333)

Net income (loss) per share         (0.19)          (0.69)          (0.15)          (0.49)

12. Subsequent Events:

TecNet continues to provide consulting services, financing and telecommunications support. Subsequent to June 30, 2000, the Company borrowed an additional $1,356,000 from TecNet pursuant to 10% demand promissory notes bearing an annual rate of interest of ten percent. As there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

On September 7, 2000, the Company elected to cease its route sales department. This measure is expected to allow the Company to concentrate its efforts on developing brand awareness and loyalty of its prepaid products within existing and target markets, to capitalize upon economies of scale within existing markets and to increase overall net sales by expanding its master distribution network.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                 Schedule II - Valuation and Qualifying Accounts
================================================================================

Year ended June 30, 2000
------------------------------------------------------------------------------------------------------------
                                  Balance at     Charged to                                       Balance at
                                  beginning      costs and         Other                           end of
                                  of period       expenses        charges        Deductions(1)     period
===========================================================================================================
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts      $  847,000      $1,025,000      $       --      $   54,343      $1,817,657
===========================================================================================================
Year ended June 30, 1999
------------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts      $1,305,000      $  356,059      $       --      $  814,059      $  847,000
===========================================================================================================
Year ended June 30, 1998
------------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:
    Allowance for bad debts      $   60,000      $1,467,656      $       --      $  222,656      $1,305,000
===========================================================================================================

(1) Amount represents write-offs of customer accounts receivable against the allowance for bad debt reserve account.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on October 13, 2000.

                                    DIGITEC 2000, INC.


                                    /s/ Frank C. Magliato
                                    --------------------------------------------
                                        Frank C. Magliato
                                        President, Chief Executive Officer,
                                        Chairman of the Board of Directors and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                       Title                        Date
       ---------                       -----                        ----

/s/ Frank C. Magliato         President and Chief             October 13, 2000
------------------------      Executive Officer,
Frank C. Magliato             Chairman of the
                              Board of Directors and
                              Chief Financial Officer


/s/ Diego E. Roca             Senior Vice President,          October 13, 2000
------------------------      Chief Accounting Officer,
Diego E. Roca                 Secretary and Treasurer


/s/ Francis J. Calcagno       Director                        October 13, 2000
------------------------
Francis J. Calcagno


/s/ Lori Ann Perri            Director                        October 13, 2000
------------------------
Lori Ann Perri