Form 10-K405/A
period 2000-06-30
DIGITEC 2000 INC
filed 2000-10-20
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 1

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

                        8 West 38th Street, Fifth Floor
                            New York, New York 10018
(            (Address of principal executive offices)    (Zip Code)

                                 (212) 944-8888
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the act: Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's Common Stock, par value $.001 per share (the "Common Stock"), held by non-affiliates of the Registrant was $7,211,509 on October 10, 2000, based on the closing sale price of the Common Stock on the Over The Counter (Bulletin Board) market on that date.

The number of outstanding shares of the Registrant's Common Stock as of October 10, 2000 was 7,058,998.

                              ---------------------

The undersigned Registrant hereby amends the last paragraph of the cover page and Part III of its Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 13, 2000 by changing the scheduled date of its Annual Meeting from November 20, 2000 to November 28, 2000 and by changing the record date for determining shareholder eligibility to receive notice of, and vote at, such meeting from September 22, 2000 to October 10, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on October 20, 2000.

                                      DIGITEC 2000, INC.


                                      By: /s/ Frank C. Magliato
                                          --------------------------------------
                                          Frank C. Magliato
                                          President, Chief Executive Officer,
                                          Chairman of the Board of Directors and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                        Title                        Date
      ---------                        -----                        ----


/s/ Frank C. Magliato      President and Chief Executive        October 20, 2000
-----------------------    Officer, Chairman of the Board
Frank C. Magliato          of Directors and Chief Financial
                           Officer


/s/ Diego E. Roca          Senior Vice President, Chief         October 20, 2000
-----------------------    Accounting Officer, Secretary
Diego E. Roca              and Treasurer


/s/ Francis J. Calcagno    Director                             October 20, 2000
-----------------------
Francis J. Calcagno


/s/ Lori Ann Perri         Director                             October 20, 2000
-----------------------
Lori Ann Perri