Form 10QSB
period 2000-09-30
DIGITEC 2000 INC
filed 2000-11-14
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share (the "Common Stock") as of October 10, 2000 was 7,058,998.

================================================================================

                               DigiTEC 2000, INC.
                              INDEX TO FORM 10-QSB

                                                                         Page(s)
                                                                         -------

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Condensed Consolidated Balance Sheet as of September 30,
2000 (Unaudited) .......................................................       3

Condensed Consolidated Statements of Loss for the Three Months Ended
September 30, 2000 and the Three Months Ended September 30,
1999 (Unaudited) .......................................................       4

Condensed Consolidated Statement of Stockholders' Deficit for the
Three Months Ended September 30, 2000 (Unaudited) ......................       5

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended September 30, 2000 and the Three Months Ended
September 30, 1999 (Unaudited) .........................................       6

Notes to Condensed Consolidated Financial Statements (Unaudited) .......   7 - 8

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations ....................................  8 - 12

ITEM 3--Quantitative and Qualitative Disclosures About Market Risk .....      12

PART II -- OTHER INFORMATION

ITEM 1 - Legal Proceedings ............................................. 12 - 13

ITEM 6 - Exhibits and Reports on Form 8-K ..............................      13

Signatures .............................................................      13

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                Condensed Consolidated Balance Sheet (Unaudited)
================================================================================

                                                              September 30, 2000
--------------------------------------------------------------------------------

Assets:
Current:
 Cash and cash equivalents                                         $  2,065,055
 Accounts receivable, net allowance for bad
  debt of $1,903,237                                                  2,012,964
 Inventory                                                              331,509
 Prepaid expenses and other                                             159,802
--------------------------------------------------------------------------------

Total Current Assets                                                  4,569,330

Property and equipment, net of accumulated
 depreciation of $189,118                                               127,748
Customer lists, net of accumulated amortization of
 $142,410                                                               142,410
Other assets                                                             82,523
--------------------------------------------------------------------------------

Total Assets                                                       $  4,922,011
================================================================================

Liabilities and Stockholders' Deficit
Current:
 Notes and accounts payable to TecNet, Inc.                        $ 17,112,649
 Accounts payable - Trade                                             1,418,824
 Accrued taxes and penalties                                          1,744,448
 Accounts payable and accrued expenses                                  484,515
 Payable to Premiere Communications, Inc.                               583,152
 Accrued legal                                                          649,555
 Convertible Debt                                                       600,000
--------------------------------------------------------------------------------

Total Current Liabilities                                            22,593,143

Deferred rent                                                             4,221
--------------------------------------------------------------------------------

Total Liabilities                                                    22,597,364
--------------------------------------------------------------------------------

Commitments and Contingencies
--------------------------------------------------------------------------------

Stockholders' Deficit
 Series A Convertible Preferred Stock, $.001 par value,
   1,000,000 shares authorized; 61,050 shares issued and
   outstanding                                                               61
 Common Stock, $.001 par value, 100,000,000 shares
   authorized; 7,058,998 shares issued and outstanding                    7,059
 Additional paid-in-capital                                          17,061,318
 Accumulated deficit                                                (34,743,791)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (17,675,353)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        $  4,922,011
================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                           Condensed Consolidated Statements of Loss (Unaudited)
================================================================================

                                                Three Months Ended September 30,
                                                      2000           1999
--------------------------------------------------------------------------------

Net sales                                         $ 8,874,653    $ 2,887,504
Cost of sales                                       7,798,496      2,171,980
--------------------------------------------------------------------------------

      Gross profit                                  1,076,157        715,524

Selling, general and administrative
    expenses                                        1,913,815      1,298,232
--------------------------------------------------------------------------------

      Loss before other income
        (expenses)                                   (837,658)      (582,708)

--------------------------------------------------------------------------------
Other income (expenses):
    Interest expense                                 (191,119)       (94,503)
    Other income                                       26,987         11,092
--------------------------------------------------------------------------------

         Other expenses                              (164,132)       (83,411)
--------------------------------------------------------------------------------

Net loss                                          $(1,001,790)      (666,119)
================================================================================
Net loss per common share-basic
    and diluted                                   $     (0.14)         (0.09)
================================================================================
Weighted average number of common and common
    equivalent shares outstanding used in basic
    and diluted computations                        7,058,998      7,058,998
================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

           Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)
================================================================================

                                                                Three Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock        Common Stock                                                Total
                                   ---------------     --------------------     Additional          Accumulated    stockholders'
                                   Shares   Amount       Shares     Amount    paid-in capital         deficit         deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000             61,050    $ 61      7,058,998   $ 7,059     $ 17,031,318        $(33,742,001)   $(16,703,563)

   Contributed Capital                                                               30,000                              30,000

   Net loss                                                   --        --               --          (1,001,790)     (1,001,790)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000        61,050    $ 61      7,058,998   $ 7,059     $ 17,061,318        $(34,743,791)   $(17,675,353)
================================================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                           Three Months Ended September 30,
                                                                2000               1999
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                  $(1,001,790)        $(666,119)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
        Provision for bad debts - net                            85,580                --
        Depreciation                                             17,828            13,013
      Amortization of customer lists                             23,735            73,194
      Deferred rent                                              (1,785)           (8,207)
      Services provided by shareholder                           30,000            42,195
      (Increase) decrease in:
        Due from TecNet, Inc.                                        --           260,000
        Accounts receivable                                    (500,380)         (693,828)
        Inventory                                                91,779          (436,399)
        Prepaid expenses and other                             (146,686)          (27,561)
      Increase (decrease) in:
        Accounts payable and accrued expenses                   908,126           573,744
-------------------------------------------------------------------------------------------
           Net cash used in operating activities               (493,593)         (869,968)
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                          (22,206)           (6,679)
-------------------------------------------------------------------------------------------
           Net cash used in investing activities                (22,206)           (6,679)
-------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of TecNet notes                      1,732,000           937,170
  Repayment of notes payable                                   (317,000)               --
-------------------------------------------------------------------------------------------
           Net cash provided by financing activities          1,415,000           937,710
-------------------------------------------------------------------------------------------

           Net increase in cash
             and cash equivalents                               899,201            60,523

Cash and cash equivalents beginning of period                 1,165,854           156,756
-------------------------------------------------------------------------------------------
Cash and cash equivalents end of period                     $ 2,065,055         $ 217,279
===========================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies:

(a) Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements, which includes the accounts of DigiTEC 2000, Inc. (the "Company") for the entire presented period and those of its wholly owned subsidiary, POS TEC Systems, LLC ("POS TEC") from the date of acquisition have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the accompanying footnotes are adequate to ensure that the information presented is not misleading, certain key information and disclosures have been condensed or otherwise omitted pursuant to the SEC rules and regulations noted above. The financial information presented for the three months ended September 30, 2000 has not been audited by independent auditors; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in operating results for the three month period ended September 30, 2000 and are not necessarily indicative of the results that may be expected for a full fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation.

The information outlined in this Form 10-QSB should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's recurring losses from operations, accumulated deficit, negative working capital and significant arrearages on trade payables, such realization of assets and satisfaction of liabilities are subject to significant uncertainty. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet, Inc. ("TecNet") to finance the Company's telecommunications products and services and working capital short-falls and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. TecNet is a wholly owned subsidiary of Telephone Electronics Corporation ("TEC") and is a holder of approximately 21% of the Company's outstanding common stock. Additionally, the Company's overall stability is highly dependent upon its ability to raise working capital, to increase market share while developing existing markets and improving overall customer retention, to achieve profitable operations and to generate sufficient cash flows from operating and financing activities to meet its obligations as they become due.

(b) Revenue Recognition

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

(c) Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change. The Company has established a full valuation allowance against its entire net deferred tax asset due to uncertainty of realizing certain tax credits and loss carryforwards.

(d) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the statement, effective July 1, 2000, by the Company did not have a material effect on the Company's consolidated results of operations or financial position.

In December 1999, Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", was issued. SAB No. 101 summarizes the Securities and Exchange Commission's ("SEC") staff view on applying accounting principles generally accepted in the United States of America to revenue recognition. The Company will implement SAB No. 101 prior to the fourth quarter of fiscal year 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on its revenue recognition.

(e) Segment Disclosures

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

(f) TecNet Borrowings

TecNet continues to provide consulting services, financing and telecommunications support. During the three months ended September 30, 2000, the Company borrowed $1,732,000 from TecNet and subsequent to September 30, 2000 and through November 10, 2000, the Company borrowed an additional $335,000 from TecNet pursuant to 10% demand promissory notes bearing an annual rate of interest of ten percent. As there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements, including the notes thereto, and other detailed information regarding the Company included elsewhere in this Form 10-QSB. Certain statements set forth below regarding matters that are not historical facts, such as statements concerning the expansion and growth of the Company, future growth in the demand for prepaid phone cards and the Company's plans to become a sales, marketing and distribution company, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

In November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of 10% demand promissory notes. However, no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services. As of September 30, 2000 (and through the issuance date of this filing), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations and significant arrearages on trade payables, such realization of assets and satisfaction of liabilities is subject to significant uncertainties. The unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, the Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital short-falls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. Additionally, the Company's stability is dependent upon its ability to raise capital, to develop market share, to achieve profitable operations and to generate sufficient cash flow from operations and financing sources to meet obligations.

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

Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net Sales:

Sales, net of discount and returns, increased approximately $6 million (207%) to approximately $8.9 million for the three month period ended September 30, 2000 as compared to approximately $2.9 million for the three month period ended September 30, 1999. The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by directly focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets instead of purchasing costly network infrastructure. The Company's revenues are now based on both the dollar value and the total number of cards sold, and the Company was able to significantly increase the total number of prepaid cards sold during the three month period ended September 30, 2000 through its master distributor network. The Company has been able to realize market growth by offering cost competitive prepaid calling cards utilizing the favorable pricing obtained from TecNet on bundled products.

Cost of Sales:

The Company's cost of sales increased approximately $5.6 million (259%) to approximately $7.8 million for the three month period ended September 30, 2000 as compared to approximately $2.2 million for the three month period ended September 30, 1999. The overall cost of sales increase in excess of the net sales increase is directly related to the Company's issuance of greater discounts on its prepaid products to key customers due to increased competition, which offset the Company's ability to realize cost savings by not paying facilities-based carrier charges, fixed cost circuit charges or private line charges to route the customers' calls by reselling bundled prepaid products obtained from TecNet (which are terminated on TecNet's network).

Gross Profit:

The Company realized a gross profit of approximately $1.1 million for the three month period ended September 30, 2000 as compared to a gross profit of approximately $716,000 for the three month period ended September 30, 1999. The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet which did not have the higher costs of facilities-based cards, as well as the cost savings from not having to pay fixed circuit costs and private line charges on activated cards, offset by the increase in cost of sales due to larger volume discounts noted above. In addition, the Company was able to obtain more favorable short-term financing rates from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses:

The Company's selling, general and administrative expenses increased approximately $616,000 (47%) to approximately $1.9 million for the three month period ended September 30, 2000 as compared to approximately $1.3 million for the three month period ended September 30, 1999. The overall increase is related to the combined effect of several factors. The Company realized cost savings from the consulting, financing and telecommunications support services provided by TecNet on its behalf during the three months ended September 30, 2000. In addition, the Company realized a reduction in amortization expense from that of prior presented periods due to fully amortized customer lists in the current period. Overall rent expense declined from the prior period due to the fact that the Company sublet under-utilized office space to third parties. Offsetting factors include an increase of approximately $110,000 related to audit fees in connection with the filing of the Company's annual report to stockholders, increased payroll costs of approximately $145,000 over the prior presented period, the overall increase in federal excise taxes of approximately $380,000 and increased shipping charges of approximately $18,000 related to the significant increase in overall sales of the Company's prepaid cards during the quarter ended September 30, 2000.

Loss before other Income (Expenses):

The Company's loss before other income (expenses) of approximately $838,000 for the three month period ended September 30, 2000 increased approximately $255,000 (44%) as compared to the loss before other income (expense) of approximately $583,000 for the three month period ended September 30, 1999. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses):

The Company's other expenses, net, increased approximately $81,000 (97%) to approximately $164,000 for the three month period ended September 30, 2000 as compared to approximately $83,000 for the three month period ended September 30, 1999. The overall increase is primarily related to the increase in current period interest expense of approximately $97,000 related to both the 10% demand promissory notes payable to TecNet and the outstanding Convertible Debt.

Net Loss:

The Company's net loss of approximately $1 million for the three month period ended September 30, 2000 increased by approximately $336,000 (50%) as compared to the net loss of approximately $666,000 for the three month period ended September 30, 1999. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).

Liquidity and Capital Resources

Financing Requirements

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants (as subsequently exchanged, the "10% Notes"); (v) issuance of a $100,000 10% promissory note to an officer/director family member; and (vi) the infusion of approximately $17 million of operating capital through the issuance of 10% demand promissory notes and the extension of trade credit by TecNet. All of the above offerings were exempt from registration under the applicable Securities Act and have been utilized to fund the Company's current operations.

The Company has no existing bank lines of credit and has not established any sources for such financing.

The Company's major components of cash flow are as follows:

                                                   QUARTER ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                      2000               1999
                                                  -----------         ---------

Net cash used in operating activities ....        $  (493,593)        $(869,968)

Net cash used in investing activities ....            (22,206)           (6,679)

Net cash provided by financing activities           1,415,000           937,170
                                                  -----------         ---------
Net increase in cash .....................        $   899,201         $  60,523
                                                  ===========         =========

The Company's net cash used in operating activities decreased approximately $376,000 (43%) to $(493,593) for the three months ended September 30, 2000 as compared to $(869,968) for the three months ended September 30, 1999. The overall decrease in net cash used in operating activities for the three months ended September 30, 2000 is related to the combined effect of an increase in the net loss of approximately $336,000, an increase in the collections of accounts receivable of approximately $279,000, an increase in the cash flow effect of accounts payable and accrued expenses of approximately $334,000, an increase in the cash flow effect of inventory of approximately $528,000, a decrease in the amortization of purchased customer lists of approximately $50,000, a decrease in current receivables from TecNet of approximately $260,000, and an increase in prepaid expenses and other assets of approximately $119,000.

To date, capital expenditures have not been material. Cash used in investing activities for both the three months ended September 30, 2000 and 1999 related solely to capital expenditures of approximately $22,000 for the three months ended September 30, 2000 and approximately $7,000 for the three months ended September 30, 1999.

During the three months ended September 30, 2000, cash provided from financing activities related primarily to the issuance of approximately $1.7 million in promissory notes to TecNet, the repayment of approximately $300,000 in principal to the holders of the $1.2 million promissory notes, and the repayment of approximately $17,000 in principal on an outstanding loan with a family member of an officer/director of the Company. During the three months ended September 30, 1999, cash provided from financing activities related primarily to the issuance of $937,000 of 10% demand promissory note to TecNet.

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

The Company expects capital requirements of approximately $2.0 million during fiscal 2001, before it begins to generate positive cash flow by the end of fiscal year 2001. The foregoing amount includes further expansion of the Company's prepaid products into additional cities and expanding the Company's existing master distribution network. If cash needs prove to be greater than contemplated, the Company will need to slow the expansion of its prepaid product offerings to additional cities during fiscal year 2001. Also, the Company expects to consider other financing opportunities during the 2001 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in fiscal 2001 will be sufficient to fund its operations throughout the 2001 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing at the end of fiscal year 2001 will be realized.

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

For the three months ended September 30, 2000, the Company experienced an operating loss of approximately $838,000 and used approximately $494,000 of cash in operating activities. The Company's cash position at September 30, 2000 approximated $2.1 million and its working capital deficit approximated $18 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

Inflation

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to material market risk. The carrying values of financial instruments, including cash and notes payable at September 30, 2000 approximates fair value as of such date, due to the short-term maturity of such instruments and the fact that the underlying interest rates approximates current market rates of interest.

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

The Company was served on March 30, 1999 in an action by Qwest Communications Corporation ("Qwest") entitled Qwest Communications Corporation v DigiTEC 2000, Inc., in the United States District Court for the Southern District of New York, seeking payment for approximately $1.37 million of telecommunication services provided to the Company by Qwest. In May 1999, the parties executed a settlement agreement pursuant to which the Company would pay nine monthly installments commencing December, 1999 for a total of $887,000, with TecNet agreeing to satisfy the remaining $475,000. The Company paid approximately $252,000 to Qwest as final payment under the executed settlement agreement during the three months ended September 30, 2000.

On June 28, 2000, Innovative Telecom Corporation ("Innovative") commenced an arbitration proceeding before the American Arbitration Association in Boston, Massachusetts asserting claims in the amount of $604,979 related to unpaid fees and charges for services rendered in connection with the platform and switching services performed on behalf of the Company until approximately July of 1999. The Company has asserted counterclaims against Innovative in the amount of $3.9 million based on lost profits and additional expenses incurred as the result of the poor quality of Innovative's software and network switching services. The Company is presently exploring settlement possibilities with Innovative and believes that any such settlement, if realized, will not have a material adverse effect on the financial condition or the results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit 27-Financial Data

(b) Reports on Form 8-K

      Current Report on Form 8-K filed July 10, 2000 reporting under Item 4, Changes in Registrant's Certifying Accountant, and amended on Form 8-K/A filed July 25, 2000 reporting under Item 7, Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000                  DigiTEC 2000, Inc.
                                        (Registrant)


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


      November 13, 2000                 By: /s/ Diego E. Roca
                                            ------------------------------------
                                        Diego E. Roca
                                        Senior Vice President, Chief
                                        Accounting Officer, Treasurer and
                                        Secretary