Form 10QSB
period 2000-12-31
DIGITEC 2000 INC
filed 2001-02-12
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share (the "Common Stock") as of December 29, 2000 was 7,058,998.

================================================================================

                                      DigiTEC 2000, INC.
                                     INDEX TO FORM 10-QSB




                                                                                        Page(s)
                                                                                        -------



PART I -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements
Condensed Consolidated Balance Sheet as of December 31, 2000 (Unaudited)..............       3

Condensed Consolidated Statements of Loss for the Three Months and Six
Months Ended December 31, 2000 and December 31, 1999 (Unaudited)......................       4

Condensed  Consolidated  Statement of  Stockholders'  Deficit for the Six Months
Ended December 31, 2000  (Unaudited)..................................................       5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
December 31, 2000 and the Six Months Ended December 31, 1999 (Unaudited)..............       6

Notes to Condensed Consolidated Financial Statements (Unaudited)......................   7 - 8


ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations...................................................   9 - 14


ITEM 3--Quantitative and Qualitative Disclosures About Market Risk....................       14


PART II -- OTHER INFORMATION


ITEM 1 - Legal Proceedings............................................................       14


ITEM 4 - Submission of Matters to a Vote of Security Holders..........................       15


ITEM 6 - Exhibits and Reports on Form 8-K.............................................       15


Signatures............................................................................       15

                                                                              DigiTEC 2000, Inc.
                                                                                  and Subsidiary

                                                Condensed Consolidated Balance Sheet (Unaudited)
================================================================================================

                                                                               December 31, 2000
------------------------------------------------------------------------------------------------
Assets:
Current:
 Cash and cash equivalents                                                     $         240,343
 Accounts receivable, net of allowance for bad
  debts of $1,897,605                                                                  5,651,187
 Inventory                                                                               818,463
 Prepaid expenses and other                                                              224,733
------------------------------------------------------------------------------------------------

Total Current Assets                                                                   6,934,726

Property and equipment, net of accumulated
 depreciation of $ 208,481                                                               123,137
Customer lists, net of accumulated amortization
 of $166,145                                                                             118,675
Other assets                                                                              82,923
------------------------------------------------------------------------------------------------

Total Assets                                                                   $       7,259,461
================================================================================================

Liabilities and Stockholders' Deficit
Current:
 Notes and accounts payable to TecNet, Inc.                                    $      18,627,628
 Accounts payable - trade                                                              2,045,751
 Accrued taxes and penalties                                                           2,458,962
 Accounts payable and accrued expenses                                                   581,946
 Payable to Premiere Communications, Inc.                                                583,152
 Accrued legal                                                                           643,082
 Convertible Debt                                                                        300,000
 -----------------------------------------------------------------------------------------------

Total Current Liabilities                                                             25,240,521

Deferred rent                                                                              2,436
------------------------------------------------------------------------------------------------

Total Liabilities                                                                     25,242,957
------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                  -
------------------------------------------------------------------------------------------------

Stockholders' Deficit
 Series A Convertible Preferred Stock, $.001 par value, 1,000,000
   shares authorized; 61,050 shares issued and outstanding                                    61
 Common Stock, $.001 par value, 100,000,000 shares
   authorized; 7,058,998 shares issued and outstanding                                     7,059
 Additional paid-in-capital                                                           17,061,318
 Accumulated deficit                                                                 (35,051,934)
------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                          (17,983,496)
------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                    $       7,259,461
================================================================================================


           See accompanying notes to Condensed Consolidated Financial Statements.

                                                                                           DigiTEC 2000, Inc.
                                                                                               and Subsidiary

                                                        Condensed Consolidated Statements of Loss (Unaudited)
=============================================================================================================

                                          Three Months Ended December 31,       Six Months Ended December 31,

                                                 2000           1999                 2000           1999

-------------------------------------------------------------------------------------------------------------

Net sales                                   $  14,496,022   $   3,331,102       $   23,370,675   $  6,218,606
Cost of sales                                  12,480,798       2,885,572           20,279,294      5,057,552
-----------------------------------------------------------------------------------------------------------

      Gross profit                              2,015,224         445,530            3,091,381      1,161,054

Selling, general and administrative
    expenses                                    2,442,173       1,777,186            4,355,988      3,034,806
-----------------------------------------------------------------------------------------------------------

      Loss before other income
        (expenses)                               (426,949)     (1,331,656)          (1,264,607)    (1,873,752)
-----------------------------------------------------------------------------------------------------------
Other income (expenses):
    Interest expense                             (233,924)       (104,049)            (425,043)      (198,552)
    Other income                                  352,730         (28,600)             379,717        (17,508)
-----------------------------------------------------------------------------------------------------------

         Other income (expenses)                  118,806        (132,649)            ( 45,326)      (216,060)
-----------------------------------------------------------------------------------------------------------

Net loss                                     $   (308,143)  $  (1,464,305)      $   (1,309,933)  $ (2,089,812)
===========================================================================================================
Net loss per common share-basic
    and diluted                              $      (0.04)  $       (0.21)      $        (0.19)  $      (0.30)
===========================================================================================================
Weighted average number of common and
    common equivalent shares outstanding
    used in basic and diluted computations      7,058,998       7,058,998             7,058,998     7,058,998
===========================================================================================================

                 See accompanying notes to Condensed Consolidated Financial Statements.

                                                                                                   DigiTEC 2000, Inc.
                                                                                                       and Subsidiary

                                                Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)
=====================================================================================================================


                                                          Six Months Ended December 31, 2000
---------------------------------------------------------------------------------------------------------------------
                               Preferred Stock      Common Stock                                            Total
                               ---------------   -----------------        Additional     Accumulated    stockholders'
                               Shares   Amount   Shares      Amount     paid-in capital    deficit         deficit
---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000         61,050   $ 61    7,058,998   $ 7,059    $ 17,031,318      $(33,742,001)  $(16,703,563)

   Contributed Capital                                                       30,000                           30,000

   Net loss                                           --         --              --        (1,309,933)    (1,309,933)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000    61,050   $ 61    7,058,998    $ 7,059    $ 17,061,318      $(35,051,934)  $(17,983,496)
====================================================================================================================

                     See accompanying notes to Condensed Consolidated Financial Statements.

                                                                         DigiTEC 2000, Inc.
                                                                             and Subsidiary

                                Condensed Consolidated Statements of Cash Flows (Unaudited)
===========================================================================================

                                                             Six Months Ended December 31,
                                                                 2000              1999
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                 $ (1,309,933)      $ (2,089,812)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for bad debts - net                             104,948                  -
      Depreciation                                               37,191             25,794
      Amortization of customer lists                             47,470             47,944
      Deferred rent                                              (3,570)            (8,207)
      Services provided by shareholder                           30,000             82,195
      (Increase) decrease in:
        Accounts receivable                                  (4,157,971)        (1,328,781)
        Inventory                                              (395,175)           (49,559)
        Prepaid expenses and other                             (212,017)           (73,004)
      Increase (decrease) in:
        Accounts payable and accrued expenses                 2,947,504          1,540,506
------------------------------------------------------------------------------------------
           Net cash used in operating activities             (2,911,553)        (1,852,924)
------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                          (36,958)           (38,819)
------------------------------------------------------------------------------------------
           Net cash used in investing activities                (36,958)           (38,819)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of TecNet notes                      2,640,000          2,885,727
  Repayment of notes payable                                   (617,000)           (10,000)
------------------------------------------------------------------------------------------
           Net cash provided by financing activities          2,023,000          2,875,727
------------------------------------------------------------------------------------------

           Net increase (decrease) in
             cash and cash equivalents                         (925,511)           983,984

Cash and cash equivalents beginning of period                 1,165,854            156,756
------------------------------------------------------------------------------------------
Cash and cash equivalents end of period                    $    240,343       $  1,140,740
==========================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)



1.   The Company and Significant Accounting Policies:

     (a) Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements, which includes the accounts of DigiTEC 2000, Inc. (the "Company") for the entire presented period and those of its wholly owned subsidiary, POS TEC Systems, LLC ("POS TEC") from the date of acquisition have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the accompanying footnotes are adequate to ensure that the information presented is not misleading, certain key information and disclosures have been condensed or otherwise omitted pursuant to the SEC rules and regulations noted above. The financial information presented for the three months and six months ended December 31, 2000 has not been audited by independent auditors; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in operating results for the six month period ended December 31, 2000 and are not necessarily indicative of the results that may be expected for a full fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)


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

     (f)  TecNet Borrowings

     TecNet continues to provide consulting services, financing and telecommunications support. During the six months ended December 31, 2000, the Company borrowed $2,640,000 from TecNet and subsequent to December 31, 2000 and through February 12, 2001, the Company borrowed an additional $152,000 from TecNet pursuant to 10% demand promissory notes bearing an annual rate of interest of ten percent. As there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

In November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company and to finance its current operations. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of 10% demand promissory notes. Although TecNet has not made any formal demands for the repayment of the advances, no formal written agreement exists between the Company and TecNet to support TecNet's continuing deferral of such amounts. As of December 31, 2000 (and through the issuance date of this filing), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net Sales:

Sales, net of discount and returns, increased approximately $11.2 million (339%) to approximately $14.5 million for the three month period ended December 31, 2000 as compared to approximately $3.3 million for the three month period ended December 31, 1999. The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets. The Company's revenues are based on both the dollar value and the total number of cards sold, and the Company was able to significantly increase the total number of prepaid cards sold during the three month period ended December 31, 2000 through its master distributor network. The Company has been able to realize market growth by offering cost competitive prepaid calling cards utilizing the favorable pricing obtained from TecNet on bundled products.

Cost of Sales:

The Company's cost of sales increased approximately $9.6 million (331%) to approximately $12.5 million for the three month period ended December 31, 2000 as compared to approximately $2.9 million for the three month period ended December 31, 1999. The overall cost of sales increase is directly related to the increased volume of minutes associated with the increased sales of prepaid cards discussed above, offset by the Company's ability to realize cost savings by not paying facilities-based carrier charges, fixed cost circuit charges or private line charges to route the customers' calls by reselling bundled prepaid products obtained from TecNet (which are terminated on TecNet's network).

Gross Profit:

The Company realized a gross profit of approximately $2.0 million for the three month period ended December 31, 2000 as compared to a gross profit of approximately $446,000 for the three month period ended December 31, 1999. The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet which did not have the higher costs of facilities-based cards, as well as the cost savings from not having to pay fixed circuit costs and private line charges on activated cards, offset by the increase in cost of sales due to factors noted above. In addition, the Company was able to obtain more favorable short-term financing rates from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses:

The Company's selling, general and administrative expenses increased approximately $665,000 (33%) to approximately $2.4 million for the three month period ended December 31, 2000 as compared to approximately $1.8 million for the three month period ended December 31, 1999. The overall increase is related to the combined effect of several factors. Factors include increased payroll and employee benefit costs of approximately $115,000 and increased contract labor costs of approximately $85,000 from the prior presented period, due primarily to the commencement of POS TEC's operations in August of 1999, and an increase in the total number of employees of the Company due to the increased volume of sales realized during the current fiscal year. Additionally, the Company experienced an increase in federal excise taxes of approximately $295,000, increased shipping charges of approximately $90,000, and an increase of approximately $80,000 in advertising and promotional expenses related to the significant increase in overall sales of the Company's prepaid cards during the quarter ended December 31, 2000.

Loss before other Income (Expenses):

The Company's loss before other income (expenses) of approximately $427,000 for the three month period ended December 31, 2000 decreased approximately $905,000 (68%) as compared to the loss before other income (expense) of approximately $1,332,000 for the three month period ended December 31, 1999. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses):

The Company's other income (expenses) changed approximately $251,000 (189%) to approximately $119,000 income, net, for the three month period ended December 31, 2000 as compared to approximately $133,000 expense, net, for the three month period ended December 31, 1999. The overall change is primarily related to the increase in current period interest expense of approximately $130,000 related to both the 10% demand promissory notes payable to TecNet and the outstanding Convertible Debt, an increase in penalties and interest attributed to accrued federal excise tax obligations of approximately $33,000, offset by an increase in interest and other miscellaneous income of approximately $14,000, and a one-time non-recurring credit to income of approximately $408,000 related to the settlement of outstanding trade payables with a vendor during the quarter ended December 31, 2000.

Net Loss:

The Company's net loss of approximately $308,000 for the three month period ended December 31, 2000 decreased by approximately $1.2 million (81%) as compared to the net loss of approximately $1,464,000 for the three month period ended December 31, 1999. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).


Six Months  Ended  December 31, 2000  Compared to Six Months Ended  December 31,
1999

Net Sales:

Sales, net of discount and returns, increased approximately $17.2 million (277%) to approximately $23.4 million for the six month period ended December 31, 2000 as compared to approximately $6.2 million for the six month period ended December 31, 1999. The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets instead of purchasing costly network infrastructure. The Company's revenues are now based on both the dollar value and the total number of cards sold, and the Company was able to significantly increase the total number of prepaid cards sold during the six month period ended December 31, 2000 through its master distributor network. The Company has been able to realize market growth by offering cost competitive prepaid calling cards utilizing the favorable pricing obtained from TecNet on bundled products.

Cost of Sales:

The Company's cost of sales increased approximately $15.2 million (298%) to approximately $20.3 million for the six month period ended December 31, 2000 as compared to approximately $5.1 million for the six month period ended December 31, 1999. The overall cost of sales increase is directly related to the increased volume of minutes associated with the increased sales of prepaid cards discussed above, offset by the Company's ability to realize cost savings by not paying facilities-based carrier charges, fixed cost circuit charges or private line charges to route the customers' calls by reselling bundled prepaid products obtained from TecNet (which are terminated on TecNet's network).

Gross Profit:

The Company realized a gross profit of approximately $3.1 million for the six month period ended December 31, 2000 as compared to a gross profit of approximately $1.2 million for the six month period ended December 31, 1999. The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet which did not have the higher costs of facilities-based cards, as well as the cost savings from not having to pay fixed circuit costs and private line charges on activated cards, offset by the increase in cost of sales noted above. In addition, the Company was able to obtain more favorable short-term financing rates from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses:

The Company's selling, general and administrative expenses increased approximately $1.3 million (43%) to approximately $4.4 million for the six month period ended December 31, 2000 as compared to approximately $3.0 million for the six month period ended December 31, 1999. The overall increase is related to the combined effect of several factors. Factors include an increase of approximately $27,000 in rent expense from the prior presented period due to the relocation of POS TEC's operations in December 1999 and the termination of the Company's subleasing arrangements with third parties during the current fiscal year. The Company experienced an increase in payroll and employee benefit costs of approximately $315,000 and an increase in contract labor costs of approximately $140,000 due primarily to the commencement of POS TEC's operations in August of 1999, and an increase in the total number of employees of the Company due to the increased volume of sales realized during the current fiscal year. Additionally, the overall increase in federal excise taxes of approximately $678,000 and increased shipping charges of approximately $145,000 is related to the significant increase in the total number of prepaid cards sold during the quarter ended December 31, 2000.

Loss before other Income (Expenses):

The Company's loss before other income (expenses) of approximately $1.3 million for the six month period ended December 31, 2000 decreased approximately
$609,000 (32%) as compared to the loss before other income (expense) of approximately $1.9 million for the six month period ended December 31, 1999. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses):

The Company's other expenses, net, decreased approximately $171,000 (79%) to approximately $45,000 for the six month period ended December 31, 2000 as compared to approximately $216,000 for the six month period ended December 31, 1999. The overall decrease is primarily related to the increase in current period interest expense of approximately $227,000 related to both the 10% demand promissory notes payable to TecNet and the outstanding Convertible Debt, and an increase in penalties and interest attributed to accrued federal excise tax obligations of approximately $96,000, offset by an increase in interest and other miscellaneous income of approximately $94,000, and a one-time non-recurring credit to income of approximately $408,000 related to the settlement of outstanding trade payables with a vendor during the quarter ended December 31, 2000.

Net Loss:

The Company's net loss of approximately $1.3 million for the six month period ended December 31, 2000 decreased by approximately $780,000 (37%) as compared to the net loss of approximately $2.1 million for the six month period ended December 31, 1999. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).

Liquidity and Capital Resources

Financing Requirements

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants (as subsequently exchanged, the "10% Notes"); (v) issuance of a $100,000 10% promissory note to an officer/director family member; and (vi) the infusion of approximately $20 million of operating capital through the issuance of 10% demand promissory notes and the extension of trade credit by TecNet. All of the above offerings were exempt from registration under the applicable Securities Act and have been utilized to fund the Company's current operations.

The Company has no existing bank lines of credit and has not established any sources for such financing.

The Company's major components of cash flow are as follows:

                                                 SIX MONTHS ENDED DECEMBER 31,
                                                 -----------------------------
                                                     2000               1999
                                                 -----------         ---------
Net cash used in operating activities.......     $(2,911,553)       $(1,852,924)

Net cash used in investing activities.......         (36,958)           (38,819)

Net cash provided by financing activities..        2,023,000          2,875,727
                                                 -----------         ----------
Net change in cash and cash equivalents.....     $  (925,511)        $  983,984
                                                 ===========         ==========

The Company's net cash used in operating activities increased approximately $1.0 million (57%) to $(2,911,553) for the six months ended December 31, 2000 as compared to $(1,852,924) for the six months ended December 31, 1999. The overall increase in net cash used in operating activities for the six months ended December 31, 2000 is related to the combined effect of a decrease in the net loss of approximately $780,000, a decrease in the cash flow effect of accounts receivable of approximately $2.7 million, an increase in the cash flow effect of accounts payable and accrued expenses of approximately $1.4 million, a decrease in the cash flow effect of inventory of approximately $346,000, and a decrease in cash flow effect of prepaid expenses and other assets of approximately $139,000.

To date, capital expenditures have not been material. Cash used in investing activities for both the six months ended December 31, 2000 and 1999 related solely to capital expenditures of approximately $37,000 for the six months ended December 31, 2000 and approximately $39,000 for the six months ended December 31, 1999.

During the six months ended December 31, 2000, cash provided from financing activities related primarily to the issuance of approximately $2.6 million in promissory notes to TecNet, the repayment of approximately $600,000 in principal to the holders of the $1.2 million promissory notes, and the repayment of approximately $17,000 in principal on an outstanding loan with a family member of an officer/director of the Company. During the six months ended December 31, 1999, cash provided from financing activities related primarily to the issuance of $2.9 million of 10% demand promissory note to TecNet, and the repayment of approximately $10,000 in principal on an outstanding loan with a family member of an officer/director of the Company.

Since June 30, 1999, the Company has raised cash primarily through the issuance of 10% demand promissory notes payable to TecNet. Since November of 1999, the Company has been dependent on TecNet financing its shortfalls in cash flows and current operations and the provisioning of telecommunication services by TecNet. In addition, the Company has imposed a fifty-percent deferral of its two executives' salaries. As the Company increases the sales of its bundled prepaid products, its capital requirements are expected to progressively decline. Although the Company has achieved significant improvements in cash flows from operations, it does not expect to achieve positive cash flows from operations until any earlier than the end of fiscal year 2001.

The Company expects capital requirement needs of approximately $1.5 million during the latter half fiscal 2001, before it begins to generate positive cash flow by the end of fiscal year 2001. The foregoing amount includes further expansion of the Company's prepaid products into additional cities and expanding the Company's existing master distribution network. If cash needs prove to be greater than contemplated, the Company will need to slow the expansion of its prepaid product offerings to additional cities during fiscal year 2001. Also, the Company expects to consider other financing opportunities during the 2001 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in fiscal 2001 will be sufficient to fund its operations throughout the 2001 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing at the end of fiscal year 2001 will be realized.

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

For the six months ended December 31, 2000, the Company experienced an operating loss of approximately $1.3 million and used approximately $2.9 million of cash in operating activities. The Company's cash position at December 31, 2000 approximated $240,000 and its working capital deficit approximated $18.3 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

Inflation

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to material market risk. The carrying values of financial instruments, including cash and notes payable at December 31, 2000 approximates fair value as of such date, due to the short-term maturity of such instruments and the fact that the underlying interest rates approximates current market rates of interest.

                            PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On June 28, 2000, Innovative Telecom Corporation ("Innovative") commenced an arbitration proceeding before the American Arbitration Association in Boston, Massachusetts asserting claims in the amount of $604,979 related to unpaid fees and charges for services rendered in connection with the platform and switching services performed on behalf of the Company until approximately July of 1999. The Company asserted counterclaims against Innovative in the amount of $3.9 million based on lost profits and additional expenses incurred as the result of the poor quality of Innovative's software and network switching services. A settlement agreement was executed on November 21, 2000. As a result of the agreement, the Company was not required to pay Innovative for any of the claims asserted against the Company, and both parties agreed to discharge any and all liabilities presently existing (as of the date of the settlement) arising from such business association. Under the terms of the agreement, the Company wrote off approximately $408,000 of trade payables due to Innovative to income for the quarter ended December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

(a) An Annual Meeting of the shareholders of the Company was held November 28, 2000 pursuant to proxy material filed pursuant to regulation 14A under the Securities Exchange Act of 1934.

(b)  The directors of the Company who were elected at the meeting are: (i) Frank
     C. Magliato; (ii) Francis J. Calcagno; (iii) Cloyce C. Clark, Jr.; and (iv) Lori Ann Perri.

(c)  The matters voted on at the meeting and the balloting results are:

     (1)  Election of directors:

            Name                        Votes For      Votes Against or Withheld
            ----                        ---------      -------------------------

     Frank C. Magliato                  5,795,988                 9,290

     Francis J. Calcagno                5,795,988                 9,290

     Cloyce C. Clark, Jr.               5,795,988                 9,290

     Lori Ann Perri                     5,795,988                 9,290


     (2) Approval of the appointment of Deloitte & Touche, LLP as the independent auditors of the Company was ratified and approved by a vote of 5,799,978 for and 5,300 against or withheld.


(d)  Not applicable.


Item 6. Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed October 30, 2000 reporting under Item 5, Other Events.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 2001          DigiTEC 2000, Inc.
                                 (Registrant)


                                 By: /s/ Frank C. Magliato
                                     -------------------------------------------
                                     Frank C. Magliato
                                     Chief Executive Officer, President,
                                     Chairman of the Board of Directors and
                                     Chief Financial Officer


      February 12, 2001          By: /s/ Diego E. Roca
                                     -------------------------------------------
                                     Diego E. Roca
                                     Senior Vice President, Chief
                                     Accounting Officer, Treasurer and
                                     Secretary