Form 10QSB
period 2001-03-31
DIGITEC 2000 INC
filed 2001-05-15
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

                         99 Madison Avenue, Third Floor
                            New York, New York 10016
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (212) 944-8888

                         8 West 38th Street, Fifth Floor
                            New York, New York 10018
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share (the "Common Stock") as of March 31, 2001 was 7,058,998.

================================================================================


                               DigiTEC 2000, INC.
                               INDEX TO FORM 10-QSB




                                                                                    Page(s)
                                                                                    -------


PART I -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2001 (Unaudited)..............      3

Condensed Consolidated Statements of Loss for the Three Months and Nine
Months Ended March 31, 2001 and March 31, 2000 (Unaudited).........................      4

Condensed Consolidated Statement of Stockholders' Deficit for the Nine Months
Ended March 31, 2001 (Unaudited)...................................................      5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
March 31, 2001 and the Nine Months Ended March 31, 2000 (Unaudited)................      6

Notes to Condensed Consolidated Financial Statements (Unaudited)...................  7 - 8


ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations................................................  9 - 13


ITEM 3--Quantitative and Qualitative Disclosures About Market Risk.................      13


Signatures.........................................................................      14



                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                                Condensed Consolidated Balance Sheet (Unaudited)
================================================================================

                                                                  March 31, 2001
--------------------------------------------------------------------------------

Assets:
Current:
 Cash and cash equivalents                                         $    943,417
 Accounts receivable, net of allowance for bad
  debts of $1,754,546                                                 6,297,392
 Inventory                                                              900,341
 Prepaid expenses and other                                              59,266
--------------------------------------------------------------------------------

Total Current Assets                                                  8,200,416

Property and equipment, net of accumulated
 depreciation of $ 226,668                                              184,547
Customer lists, net of accumulated amortization
 Of $ 189,880                                                            94,940
Other assets                                                            271,430
--------------------------------------------------------------------------------

Total Assets                                                       $  8,751,333
================================================================================

Liabilities and Stockholders' Deficit
Current:
 Notes and accounts payable to TecNet, Inc.                        $ 21,256,675
 Accounts payable - trade                                             1,062,394
 Accrued taxes and penalties                                          3,143,393
 Accounts payable and accrued expenses                                  650,404
 Accrued legal expenses                                                 720,112
--------------------------------------------------------------------------------

Total Liabilities                                                    26,832,978
--------------------------------------------------------------------------------

Commitments and Contingencies                                                 -
--------------------------------------------------------------------------------

Stockholders' Deficit
 Series A Convertible Preferred Stock, $.001 par value,
   1,000,000 shares authorized; 61,050 shares issued
   and outstanding                                                           61
 Common Stock, $.001 par value, 100,000,000 shares
   authorized; 7,058,998 shares issued and outstanding                    7,059
 Additional paid-in-capital                                          17,121,318
 Accumulated deficit                                                (35,210,083)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (18,081,645)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        $  8,751,333
================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.



                                                                                              DigiTEC 2000, Inc.
                                                                                                  and Subsidiary

                                                           Condensed Consolidated Statements of Loss (Unaudited)
================================================================================================================

                                            Three Months Ended March 31,           Nine Months Ended March 31,

                                              2001              2000                  2001            2000

----------------------------------------------------------------------------------------------------------------
Net sales                                  $14,980,322      $ 3,314,592            $38,350,997      $ 9,533,198
Cost of sales                               13,043,487        3,162,377             33,322,781        8,219,929
----------------------------------------------------------------------------------------------------------------

      Gross profit                           1,936,835          152,215              5,028,216        1,313,269

Selling, general and administrative
    expenses                                 2,168,566        1,339,850              6,524,554        4,374,656
----------------------------------------------------------------------------------------------------------------

      Loss before other income
        (expenses)                            (231,731)      (1,187,635)            (1,496,338)      (3,061,387)
----------------------------------------------------------------------------------------------------------------
Other income (expenses):
    Interest expense                          (323,953)        (161,631)              (748,996)        (360,183)
    Other income (expense)                     397,535          (10,342)               777,252          (27,850)
----------------------------------------------------------------------------------------------------------------

         Other income (expenses)                73,582         (171,973)                28,256         (388,033)
----------------------------------------------------------------------------------------------------------------

Net loss                                   $  (158,149)     $(1,359,608)           $(1,468,082)     $(3,449,420)
================================================================================================================
Net loss per common share-basic
    and diluted                            $     (0.02)     $     (0.19)           $     (0.21)     $     (0.49)
================================================================================================================
Weighted average number of common and
    common equivalent shares outstanding
    used in basic and diluted computations   7,058,998        7,058,998              7,058,998        7,058,998
================================================================================================================

                       See accompanying notes to Condensed Consolidated Financial Statements.




                                                                                                              DigiTEC 2000, Inc.
                                                                                                                  and Subsidiary

                                                           Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)
================================================================================================================================


                                                              Nine Months Ended March 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock        Common Stock                                                 Total
                                   ---------------     ------------------        Additional        Accumulated     stockholders'
                                   Shares   Amount     Shares      Amount      paid-in capital       deficit          deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000             61,050    $61      7,058,998    $7,059        $17,031,318      $(33,742,001)   $(16,703,563)

   Contributed Capital                                                                90,000                            90,000

   Net loss                                                  --        --                 --        (1,468,082)     (1,468,082)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001            61,050    $61      7,058,998    $7,059        $17,121,318      $(35,210,083)   $(18,081,645)
================================================================================================================================

                                See accompanying notes to Condensed Consolidated Financial Statements.



                                                                               DigiTEC 2000, Inc.
                                                                                   and Subsidiary

                                       Condensed Consolidated Statements of Cash Flows (Unaudited)
==================================================================================================

                                                                     Nine Months Ended March 31,
                                                                       2001             2000
--------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                         $(1,468,082)       $(3,449,420)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Provision for bad debts - net                                    118,900            400,000
      Depreciation                                                      60,928             39,671
      Amortization of customer lists                                    71,205             71,679
      Deferred rent                                                     (6,006)           (24,621)
      Services provided by shareholder                                  90,000            132,195
      (Increase) decrease in:
         Accounts receivable                                        (4,818,128)        (1,597,796)
         Inventory                                                    (477,053)           (80,258)
         Prepaid expenses and other                                   (235,057)           348,451
      Increase (decrease) in:
         Accrued taxes and penalties                                 2,671,240            505,606
         Accounts payable and accrued expenses                         944,234          2,138,415
--------------------------------------------------------------------------------------------------
             Net cash used in operating activities                  (3,047,819)        (1,516,078)
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                (122,105)           (39,544)
--------------------------------------------------------------------------------------------------
             Net cash used in investing activities                    (122,105)           (39,544)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of TecNet notes                             3,864,487          2,721,321
  Repayment of notes payable                                          (917,000)          (173,300)
--------------------------------------------------------------------------------------------------
             Net cash provided by financing activities               2,947,487          2,548,021
--------------------------------------------------------------------------------------------------

             Net increase (decrease) in
              cash and cash equivalents                               (222,437)           992,399

Cash and cash equivalents beginning of period                        1,165,854            156,756
--------------------------------------------------------------------------------------------------
Cash and cash equivalents end of period                            $   943,417        $ 1,149,155
==================================================================================================

              See accompanying notes to Condensed Consolidated Financial Statements.

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)



1.   The Company and Significant Accounting Policies:

     (a)  Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements, which includes the accounts of DigiTEC 2000, Inc. (the "Company") and those of its wholly owned subsidiary, POS TEC Systems, LLC ("POS TEC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the accompanying footnotes are adequate to ensure that the information presented is not misleading, certain key information and disclosures have been condensed or otherwise omitted pursuant to the SEC rules and regulations noted above. The financial information presented for the three months and nine months ended March 31, 2001 has not been audited by independent auditors; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in operating results for the nine month period ended March 31, 2001 and are not necessarily indicative of the results that may be expected for a full fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)


     (c)  Deferred Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change. The Company has established a full valuation allowance against its entire net deferred tax asset due to uncertainty of realizing certain tax credits and loss carryforwards.

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

     In December 1999, Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", was issued. SAB No. 101 summarizes the Securities and Exchange Commission's ("SEC") staff view on applying accounting principles generally accepted in the United States of America to revenue recognition. The Company will implement SAB No. 101 during the fourth quarter of fiscal year 2001. The Company believes that the adoption of SAB No. 101 will not have a material impact on its revenue recognition.

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

     (f)  TecNet Borrowings

     TecNet continues to provide consulting services, financing and telecommunications support. During the nine months ended March 31, 2001, the Company borrowed approximately $3.9 million from TecNet pursuant to demand promissory notes bearing an annual rate of interest of ten percent. As there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

In November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company and to finance its current operations. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of 10% demand promissory notes. Although TecNet has not made any formal demands for the repayment of the advances, no formal written agreement exists between the Company and TecNet to support TecNet's continuing deferral of repayment on such notes. As of March 31, 2001 (and through the issuance date of this filing), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

The Company believes that future growth is dependent on the continued receipt of operational and financial support from TecNet, providing customers with a high quality prepaid product at a competitive price, and the ability to obtain competitive bundled prepaid cards from TecNet on favorable terms. In addition, the Company expects to produce favorable operating results in the future by increasing its existing retail distribution market, to introduce new products to its target market which are cost competitive on a per minute basis and to capitalize upon economies of scale within existing markets. There can be no assurance that the Company will continue to receive the support of TecNet or be able to achieve favorable operating results in future periods.

Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Sales:

Sales, net of discount and returns, increased approximately $11.7 million (352%) to approximately $15.0 million for the three month period ended March 31, 2001 as compared to approximately $3.3 million for the three month period ended March 31, 2000. The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets. The Company's revenues are based on both the dollar value and the total number of cards sold, less discounts, and the Company was able to significantly increase the total number of prepaid cards sold during the three month period ended March 31, 2001 through its master distributor network and other distribution channels. The Company has been able to realize market growth by offering cost competitive prepaid calling cards utilizing the favorable pricing obtained from TecNet on bundled products.

Cost of Sales:

The Company's cost of sales increased approximately $9.8 million (312%) to approximately $13.0 million for the three month period ended March 31, 2001 as compared to approximately $3.2 million for the three month period ended March 31, 2000. The overall cost of sales increase is directly related to the increased volume of prepaid cards sales discussed above.

Gross Profit:

The Company realized a gross profit of approximately $1.9 million for the three month period ended March 31, 2001 as compared to a gross profit of approximately $152,000 for the three month period ended March 31, 2000. The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet and to the increased volume of sales of prepaid cards noted above. In addition, the Company was able to obtain more favorable credit terms from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses:

The Company's selling, general and administrative expenses increased approximately $829,000 (62%) to approximately $2.2 million for the three month period ended March 31, 2001 as compared to approximately $1.3 million for the three month period ended March 31, 2000. The overall increase is related to the combined effect of several factors. The Company experienced an increase in federal excise taxes of approximately $550,000, increased shipping charges of approximately $129,000, and an increase of approximately $35,000 in advertising and promotional expenses related to the significant increase in overall sales of the Company's prepaid cards during the quarter ended March 31, 2001. In addition, the Company's professional services expenses increased approximately $115,000 from the prior presented period.

Loss before other Income (Expenses):

The Company's loss before other income (expenses) of approximately $232,000 for the three month period ended March 31, 2001 decreased approximately $956,000 (80%) as compared to the loss before other income (expenses) of approximately $1.2 million for the three month period ended March 31, 2000. The overall decrease is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses):

The Company's other income (expenses) changed approximately $246,000 (143%) to approximately $74,000 (income, net), for the three month period ended March 31, 2001 as compared to approximately $172,000 (expense, net), for the three month period ended March 31, 2000. The overall change is primarily related to a one-time non-recurring credit to income of approximately $583,000 during the quarter ended March 31, 2001. The non-recurring item related primarily to the settlement of outstanding trade payables with a vendor who previously was a holder of the Company's outstanding preferred stock. Other offsetting factors include an increase in current period interest expense of approximately $162,000 related to the 10% demand promissory notes payable to TecNet, an increase in penalties and interest attributed to accrued federal excise tax obligations of approximately $71,000, and an increase in other miscellaneous expenses of approximately $104,000.

Net Loss:

The Company's net loss of approximately $158,000 for the three month period ended March 31, 2001 decreased by approximately $1.2 million (88%) as compared to the net loss of approximately $1.4 million for the three month period ended March 31, 2000. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).


Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

Net Sales:

Sales, net of discount and returns, increased approximately $28.8 million (302%) to approximately $38.4 million for the nine month period ended March 31, 2001 as compared to approximately $9.5 million for the nine month period ended March 31, 2000. The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets instead of purchasing costly network infrastructure. The Company's revenues are now based on both the dollar value and the total number of cards sold, less discounts, and the Company was able to significantly increase the total number of prepaid cards sold during the nine month period ended March 31, 2001 through its master distributor network and other distribution channels. The Company has been able to realize market growth by offering cost competitive prepaid calling cards utilizing the favorable pricing obtained from TecNet on bundled products.

Cost of Sales:

The Company's cost of sales increased approximately $25.1 million (305%) to approximately $33.3 million for the nine month period ended March 31, 2001 as compared to approximately $8.2 million for the nine month period ended March 31, 2000. The overall cost of sales increase is directly related to the increased volume of prepaid cards sales discussed above.

Gross Profit:

The Company realized a gross profit of approximately $5.0 million for the nine month period ended March 31, 2001 as compared to a gross profit of approximately $1.3 million for the nine month period ended March 31, 2000. The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet and to the increased volume of sales of prepaid cards noted above. In addition, the Company was able to obtain more favorable credit terms from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

Selling, General and Administrative Expenses:

The Company's selling, general and administrative expenses increased approximately $2.1 million (49%) to approximately $6.5 million for the nine month period ended March 31, 2001 as compared to approximately $4.4 million for the nine month period ended March 31, 2000. The overall increase is related to the combined effect of several factors. The Company experienced an increase in payroll and employee benefit costs of approximately $460,000 due primarily to an increase in the total number of employees of the Company attributable to increased sales volume during the current fiscal year. Other factors include an overall increase in federal excise taxes of approximately $1.2 million, increased shipping charges of approximately $206,000 and an increase of approximately $133,000 in advertising and promotional expenses related to the significant increase in overall sales of the Company's prepaid cards during the nine months ended March 31, 2001. In addition, the Company's professional services expenses increased approximately $147,000 from the prior presented period.

Loss before other Income (Expenses):

The Company's loss before other income (expenses) of approximately $1.5 million for the nine month period ended March 31, 2001 decreased approximately $1.6 million (51%) as compared to the loss before other income (expense) of approximately $3.1 million for the nine month period ended March 31, 2000. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

Other Income (Expenses):

The Company's other income, net, increased approximately $416,000 (107%) to approximately $28,000 (income, net), for the nine month period ended March 31, 2001 as compared to approximately $388,000 (expense, net) for the nine month period ended March 31, 2000. The overall increase is primarily related to the recognition of two separate non-recurring credits to income of approximately $583,000 and $408,000 related to the settlement of outstanding trade payables with vendors during the nine months ended March 31, 2001. Other offsetting factors include an increase in current period interest expense of approximately $389,000 related to the 10% demand promissory notes payable to TecNet, an increase in penalties and interest attributed to accrued federal excise tax obligations of approximately $167,000, and an increase in interest and other miscellaneous expenses of approximately $19,000.

Net Loss:

The Company's net loss of approximately $1.5 million for the nine month period ended March 31, 2001 decreased by approximately $1.9 million (57%) as compared to the net loss of approximately $3.4 million for the nine month period ended March 31, 2000. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).

Liquidity and Capital Resources

Financing Requirements

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants (as subsequently exchanged, the "10% Notes"); (v) issuance of a $100,000 10% promissory note to an officer/director family member; and (vi) the infusion of approximately $21 million of operating capital through the issuance of 10% demand promissory notes and the extension of trade credit by TecNet. All of the above offerings were exempt from registration under the applicable Securities Act and have been utilized to fund the Company's current operations.

The Company has no existing bank lines of credit and has not established any sources for such financing.

The Company's major components of cash flow are as follows:

                                                    NINE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2001              2000
                                                  ------------      ------------
Net cash used in operating activities.........    $(3,047,819)      $(1,516,078)

Net cash used in investing activities.........       (122,106)          (39,544)

Net cash provided by financing activities.....      2,947,487         2,548,021
                                                  -----------        ----------
Net change in cash and cash equivalents.......    $  (222,438)       $  992,399
                                                  ===========        ==========

The Company's net cash used in operating activities increased approximately $1.5 million (101%) to $(3,047,819) for the nine months ended March 31, 2001 as compared to $(1,516,078) for the nine months ended March 31, 2000. The overall increase in net cash used in operating activities for the nine months ended March 31, 2001 is related to the combined effect of a decrease in the cash flow effect of accounts receivable of approximately $3.1 million, a decrease in the net loss of approximately $1.9 million, an increase in the cash flow effect of accounts payable and other accrued expenses of approximately $971,000, an increase in the cash flow effect of prepaid expenses and other assets of approximately $584,000, and a decrease in the cash flow effect of inventory of approximately $397,000.

Cash used in investing activities for both the nine months ended March 31, 2001 and 2000 related solely to capital expenditures of approximately $122,000 for the nine months ended March 31, 2001 and approximately $40,000 for the nine months ended March 31, 2000.

During the nine months ended March 31, 2001, cash provided from financing activities related primarily to the issuance of approximately $3.9 million in promissory notes to TecNet, the repayment of $900,000 in principal to the holders of the $1.2 million promissory notes, and the repayment of $17,000 in principal on an outstanding loan with a family member of an officer/director of the Company. During the nine months ended March 31, 2000, cash provided from financing activities related primarily to the issuance of $2.7 million of 10% demand promissory note to TecNet, the repayment of approximately $52,000 in principal on an outstanding loan with a family member of an officer/director of the Company, and the payment of approximately $121,000 related to the settlement of disputed trade payables with a vendor.

Since June 30, 1999, the Company has raised cash primarily through the issuance of 10% demand promissory notes payable to TecNet. Since February of 1999, the Company has been dependent on TecNet financing its shortfalls in cash flows and current operations and the provisioning of telecommunication services by TecNet. In addition, the Company has imposed a fifty-percent deferral of its two executives' salaries. As the Company increases the sales of its bundled prepaid products, its capital requirements are expected to progressively decline. Although the Company has achieved significant improvements in cash flows from operations, it does not expect to achieve positive cash flows from operations until any earlier than the end of fiscal year 2001.

The Company expects capital requirement needs of approximately $250,000 during the remaining three months of fiscal 2001, before it begins to generate positive cash flow by the end of fiscal year 2001. The foregoing amount includes further expansion of the Company's prepaid products into additional cities and expanding the Company's existing master distribution network. If cash needs prove to be greater than contemplated, the Company will need to slow the expansion of its prepaid product offerings to additional cities during fiscal year 2001. Also, the Company expects to consider other financing opportunities during the 2001 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in fiscal 2001 will be sufficient to fund its operations throughout the 2001 fiscal year. There can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for positive cash generation commencing at the end of fiscal year 2001 will be realized.

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

For the nine months ended March 31, 2001, the Company experienced an operating loss of approximately $1.5 million and used approximately $3.0 million of cash in operating activities. The Company's cash position at March 31, 2001 approximated $943,000 and its working capital deficit approximated $18.1 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

Inflation

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to material market risk. The carrying values of financial instruments, including cash and notes payable at March 31, 2001 approximates fair value as of such date, due to the short-term maturity of such instruments and the fact that the underlying interest rates approximates current market rates of interest.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2001                  DigiTEC 2000, Inc.
                                    (Registrant)


                                    By: /s/ Frank C. Magliato
                                        ----------------------------------------
                                        Frank C. Magliato
                                        Chief Executive Officer, President,
                                        Chairman of the Board of Directors and
                                        Chief Financial Officer


      May 14, 2001                  By: /s/ Diego E. Roca
                                        ----------------------------------------
                                        Diego E. Roca
                                        Senior Vice President, Chief
                                        Accounting Officer, Treasurer and
                                        Secretary