Form 10KSB
period 2001-06-30
DIGITEC 2000 INC
filed 2002-01-23
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the fiscal year ended: June 30, 2001 Commission file number: 000-23291

                               DigiTEC 2000, Inc.
             (Exact name of Registrant as specified in its charter)

           Nevada                                       54-1287957
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     99 Madison Avenue, 3rd Floor
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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's net revenues for its most recent fiscal year ending June 30, 2001 was $50,309,223.

The aggregate market value of the Registrant's Common Stock, par value $.001 per share (the "Common Stock"), held by non-affiliates of the Registrant was $982,990.50 on January 18, 2002, based on the closing sale price of the Common Stock on the Over The Counter (Bulletin Board) market on that date.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by the court.
Yes |X|   No |_|

The number of outstanding shares of the Registrant's Common Stock as of January 18, 2002 was 7,058,998.

                -------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's Definitive Proxy Statement (as defined in Part III herein) for its Annual Meeting of Stockholders scheduled to be held on March 15, 2002.

================================================================================



                               DIGITEC 2000, INC.
                                TABLE OF CONTENTS

                                     PART I
                                                                                          Page No.
                                                                                          --------
Item 1     Description of Business                                                           3
Item 2     Description of Property                                                          16
Item 3     Legal Proceedings                                                                16
Item 4     Submission of Matters to Vote of Security Holders                                17

                                     PART II

Item 5     Market for Registrant's Common Stock and Related Stockholder Matters             17
Item 6     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         18
Item 7     Consolidated Financial Statements and Supplementary Data                         23
Item 8     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                          23

                                    PART III

Item 13    Exhibits, Financial Statement Schedules and Reports on Form 10-KSB               23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

DigiTEC 2000, Inc. and its wholly owned subsidiary POS TEC Systems, LLC (the "Company") are primarily engaged in the creation, distribution and marketing of consumer prepaid telephone calling cards. The Company's prepaid cards provide consumers with a competitive alternative to the traditional pre-subscribed long-distance telecommunications services, credit/calling cards and conventional coin and other operator assisted long-distance services. It currently markets its prepaid products throughout the New York/New Jersey metropolitan area (the "Metro Area"). The Company's prepaid telephone calling cards are sold in approximately 100 cities in twenty-nine U.S. states.

The Company's principal products are the F/X (R) series ("F/X (R)") and the DIRECT (R) series ("DIRECT (R)") prepaid phone cards. The Company's prepaid products are marketed through an extensive network of distributors and are currently available in approximately 20,000 independent retail locations throughout the United States. The Company's net sales were $50,309,223 and $13,733,119 for the fiscal years ended June 30, 2001 and 2000, respectively.

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

Brand awareness is important to commercial success in the intensely competitive prepaid phone card market. The Company has developed and promoted its brand awareness through the design of its prepaid cards as well as the high level of service provided to the users of its prepaid cards. The Company currently sells its prepaid products through its wholly owned point-of-sale subsidiary, POS TEC Systems, LLC ("POS TEC"), and through the Company's internal distribution network.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-KSB for the year ended June 30, 2001 is forward-looking within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements that contain the words "believes," "anticipates," "expects," "plans," "intends," or other similar words and phrases. Such forward-looking statements include, among other things, the plans of the Company to expand its operations as a sales, marketing and distribution company, to improve its overall financial performance, to expand its infrastructure, and to develop new products and services and competition in the marketplace. Such forward-looking information also includes the Company's expectations affecting the markets for its products, such as changes in the U.S. and international regulatory environment and the overall demand for long distance telecommunication services. Such forward-looking information involves important factors that could significantly affect expected results in the future and potentially cause them to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, but are not limited to, uncertainties relating to general economic conditions, government regulatory and taxation policies, pricing and availability of underlying telecommunications services provided to the Company by its suppliers, technological developments and changes in the competitive environment in which the Company operates. Each such forward-looking statement is qualified by reference to the following cautionary statements.

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

HISTORY

The Company initiated a strategy of becoming a facilities based carrier in April of 1998. To accomplish this strategy, the Company migrated its brands to dedicated platforms and entered into a Service Agreement with Innovative Telecom Corporation ("Innovative"), substantially all of the operating assets of which were subsequently acquired and reorganized as Enhanced Global Convergence Services, Inc., pursuant to which Innovative agreed to provide processing services for the Company utilizing its switching facilities and platforms located at 60 Hudson Street, New York, NY (the "Hudson Street Facility"). However, the Company was unable to fund the necessary carrier deposits, prepay for telecommunications services, and to secure sufficient network facilities to provide competitive rates to its consumers. Significant returns of its facilities-based cards and the loss of control over processed call minutes further aggravated the liquidity difficulties of the Company during this time period.

Therefore in lieu of continuing the development of its operations as a facilities-based carrier, in November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet, Inc. ("TecNet"), a wholly owned subsidiary of Telephone Electronics Corporation ("TEC"), and the holder of approximately 21% of the Company's Common Stock, began to provide significant telecommunications services to the Company, as well as to finance its current operations and to carry the unprocessed minutes on the Company's remaining facilities-based calling cards. Beginning in May of 1999, the Company terminated its facilities-based products and TecNet became the primary provider of bundled prepaid calling cards to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards.

The Company purchases the majority of its prepaid cards in bulk at a discount below the face value of the prepaid cards, which are subsequently resold to either independent distributors or to retail locations serviced by its field representatives depending upon the locality of the distribution. The Company receives the majority of its gross margin on the difference between discounts given to customers and the discounts received from TecNet. The Company's customers are provided with access to local, domestic long distance and international telephone services through toll-free and local access calls directed to call processing platforms operated by TecNet. The Company's customers can use the Company's prepaid card at any touch tone telephone simply by dialing the toll-free or local access number, followed by a Personal Identification Number ("PIN") assigned to each card and the telephone number the customer wishes to reach. Prior to connection, the caller is informed of the remaining dollar balance on the card and the number of minutes available for usage. The platform provider switches processed calls to the long distance and local carriers for call completion, and the prepaid cards' remaining balance is debited for the cost of the call.

In February of 1999, the Company began to receive semi-monthly operating cash advances from TecNet through the issuance of 10% demand promissory notes. As of June 30, 2001, the Company had an outstanding balance on such loans (including accrued interest) from TecNet in the amount of $10,884,333 and TecNet provided approximately $43.8 million in telecommunications services for the year then ended. As of June 30, 2001 (and through the issuance date of this report), no formal written agreement exists between the Company and TecNet with respect to the terms of repayment for such services, and the Company is dependent on TecNet to provide financing and telecommunications support. There can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

The Company has identified the following strategies in conjunction those goals:

1. TELECOMMUNICATIONS SERVICES. The Company is negotiating with TecNet to upgrade TecNet's existing telecommunications points-of-presence ("POP's") throughout the United States to process prepaid card traffic. In addition, the Company is using the telecommunications POP's of TecNet to originate and terminate traffic in Mexico. The Company is operating on five dedicated platforms and is supplying services from these platforms to its current brands of prepaid calling cards.

2. INTRODUCTION OF LOCAL ACCESS CARDS. The Company is introducing Local Access Cards ("LAC's") in most of the markets that it currently services and into many of the markets into which it is expanding its operations. The Company's overall strategy is to introduce LAC's in major metropolitan areas in alliance with top tier carriers, while continuing to provide both competitive rates and a high quality product in current markets. LAC's provide the customer with a local access (seven-digit) number to call to access a debit card platform without the need to dial an 800 number. This feature not only simplifies the use of the card for the customer, it further reduces the Company's cost of providing service by eliminating the costs associated with the provision of an 800 number and the non-billable charges for use of the 800 number. This cost reduction is expected to further increase the Company's competitiveness in the marketplace by providing increased pricing flexibility.

The Company introduced its first LAC product, New York Direct, in the prior fiscal year which was received positively by customers. In August of 1999, the Company began offering its New Jersey Direct and LA Direct LAC's, which allow customers in the New Jersey and Los Angeles markets the ability to call anywhere in the continental United States for 3.9 cents per minute after a 49 cent connection fee. The cards also provide customers with competitive international rates for many African, Latin American, Asian, Caribbean, and European countries. In addition, the Company launched its Dallas Direct LAC subsequent to fiscal year-end and is anticipating favorable market acceptance and revenue growth in the targeted market.

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

In response to overall competition, the Company began offering lower rates on its DigiTEC Direct and F/X Mexico branded calling cards in June of 2000, as well as on the LAC's, New York Direct, New Jersey Direct and Dallas Direct. In addition, existing per-minute rates and access charges were lowered on long distance calls to Brazil, China, Ecuador, Honduras, El Salvador, Guatemala, Jamaica, Laos, Mexico, Peru, Philippines, Poland, and Puerto Rico. The DigiTEC Direct card now offers customers the ability to call anywhere in the continental United States for 2.9 cents per minute with a 49 cent connection fee. LAC rates were decreased to 1.0 cent per minute with a 49 cent connection fee. The Company believes that offering highly competitive rates will significantly increase the overall number of prepaid minutes sold in these key markets.

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

INDUSTRY HISTORY

The prepaid phone card business is a relatively recent development in the telecommunications service industry. Prepaid local and long distance calling cards began to develop in the United States during 1988-1989 using a technology developed in Europe in the early 1980s that relied upon either an embedded microchip or a magnetic strip on each card and a telephone set device with a built in "reader" to access information contained on the cards. Although several telephone carriers introduced the microchip and magnetic strip cards in the U.S., the results were disappointing and the product did not attain sales volumes necessary for commercial success. The European technology had developed primarily as a replacement for coin operated public pay telephones. This technology worked reasonably well in areas where a monopoly telephone service provider had the ability to set widespread standards for the cards, readers and rates per minute of usage. However, in the U.S. with many independent telephone providers, several versions of technologies soon developed that were not compatible (i.e. a caller in the New York/New Jersey Metro Area (the "Metro Area") purchasing one type of card from one provider was not able to use that card with other types of telephones installed by that provider or at certain public pay phones installed by other providers). Other drawbacks included the significant cost of the reader telephone sets, high maintenance costs associated with the remote reader equipment and the inability to use the card with non-reader telephone sets.

By 1992, advances in computers and telephone switch technology allowed several companies to introduce cards that could be used from any touch-tone telephone in the U.S. This technology relies upon network-based intelligence, including the management of the debit card databases. A card using this technology merely contains the designated access number, the PIN that identifies the card to the network and instructions for using the card. The card itself contains no technology such as a chip or magnetic strip. There are no card readers or other forms of remote special equipment required for use of the card. The card is more analogous to a "debit account" in which a fixed amount of money is first deposited and the account is then debited for services as they are used by the person with access to the PIN number. When the prepaid account balance is depleted, the remote debit card database computer of the prepaid card provider automatically closes it. Thereafter, the card has no further value.

The market for prepaid phone cards has grown substantially, from an estimated $25 million in 1992 to an estimated $3.4 billion in 2000, making it one of the fastest growing segments of the telecommunications industry. In 2000, prepaid calling cards accounted for 54% of the total prepaid telecommunications market. Based on industry reports, the total number of U.S. households using prepaid calling cards will grow from 29.8 million in 2000 to 49.3 million by 2005. Additionally, overall revenues are expected to grow to approximately $5.3 billion by 2005, which represents a compound annual growth rate of 9.2% over the forecast period.

Overall, the prepaid calling card market still largely caters to the credit-challenged, ethnic minorities and low-income consumers. Although historically, these segments have accounted for approximately 85% of the total prepaid market, the typical prepaid calling card user is becoming less defined. Other than the ethnic immigrant and budget-conscious prepaid consumer, there is a growing casual segment that buys prepaid calling cards and uses them either as a convenience or as a cost-controlling item. The college student market is one of the fasted growing segments and is helping to bridge the gap between the minority, low-income segment and mainstream consumers with middle and upper income levels. Business users are also on the rise. Businesses are using prepaid calling cards increasingly as promotional tools, for fundraising, sales incentives, employee recognition, market research and for internal cost control purposes. With the appeal of prepaid telephone services spreading beyond the confines of the credit-challenged, most U.S. households are now aware of the existence of prepaid calling cards.

The prepaid calling card market has evolved into more of a "marketing" business rather than a pure product play. The general trend within the industry can be broken down basically into three areas. First, ongoing price declines in the long distance market have directly affected the price of the prepaid long distance calls. Second, the fiercely competitive nature of the prepaid market has removed "price" as the overall succeeding factor. Lastly, although network and call quality may be an issue for some of the low-end prepaid card providers; the majority of the telecommunication service providers offer similar high quality connections. As a result, companies competing within the prepaid phone card segment are discovering that the differentiating factor between service providers is the creativity of their marketing organizations and the quality of their merchandising and promotional materials.

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

TELECOMMUNICATIONS PRODUCTS AND SERVICES OF THE COMPANY

The principal products of the Company are prepaid phone cards currently marketed under four primary brand names, including DigiTEC Direct, F/X Mexico, Dallas Direct and New York Direct, that allow users to access domestic long distance, international long distance, and local telephone services from any touch tone telephone set in the U.S. Each of the brands targets a potential market segment by providing competitive rates to specific geographic areas. The Company plans to introduce new products as it identifies new market niches for its services.

Users purchase the Company's cards in denominations of $5.00, $10.00 and $20.00 at retail locations such as convenience stores, vending machines, newsstands, delicatessens, gasoline stations, check cashing centers, supermarkets, and drug stores. Each card has printed on the back an access number and a PIN that is unique to that card. All of the Company's prepaid cards are currently available with instructions in both English and Spanish. When the access number is entered, the user is connected to a debit or prepaid card platform switch in the telephone network that provides interactive voice prompts in the user selected language through the call process. After entering the PIN, the user may dial one or more destination telephone numbers in the same manner as a normal telephone call. The interactive voice prompts in the platform advise the user of the minutes remaining available on that card for the dialed destination. The prepaid account balance associated with each card is managed by the platform which automatically deducts for usage. Upon use of all the value stored in the card's account, the debit card database computer automatically instructs the debit platform to terminate the account associated with the card. Usage charges are based upon values in a "rate deck" stored in the computer database of the platform. Different rates are set for domestic long distance, international calls by country of destination and for local calls.

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

CUSTOMER SERVICE

The Company believes that effective and convenient multilingual customer service is essential to attracting and retaining customers. The Company's customer service center handles customer inquiries, including those relating to prepaid phone card balances, prepaid phone card availability, rates and call detail records. As of June 30, 2001, the Company employed approximately 27 full-time and 1 part-time customer service representatives, most of which are fluent in multiple languages. Customer service is provided twenty-four hours per day, seven days per week.

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

COMPETITION

The nation's three largest long distance providers, AT&T, MCI Worldcom and Sprint, which together generated a significant majority of the aggregate revenues of all U.S. long distance interexchange carriers, dominate the multi-billion dollar U.S. long distance telecommunications industry. Other long distance companies, some with national capabilities, accounted for the remainder of the market. Based on published Federal Communications Commission ("FCC") estimates, toll service revenues of U.S. long distance interexchange carriers have grown from $38.8 billion in 1984 to over $100 billion in 2000. The aggregate market share of all interexchange carriers other than AT&T, MCI WorldCom and Sprint has grown from 2.6% in 1984 to approximately 25% in 1999. During the same period, the market share of AT&T declined from approximately 90% to approximately 40%. The Company believes that these trends in the telecommunications market have created opportunities for the growth of niche market telecommunications providers such as the Company.

Since 1984, international revenues have grown five fold from less that $4 billion in 1984 to over $20 billion in 2000. The total number of calls has increased from approximately 500 million in 1984 to approximately 8 billion in 2000. Retail rates in the international long distance market have declined in recent years and, as competition in this segment of the telecommunications industry continues to intensify, the Company believes that this downward trend is likely to continue. Although there can be no assurance, the Company believes that any reduction in rates will be offset in whole or in part by efficiencies attributable to the planned expansion of the Company's services as well as by lower transmission costs per minute resulting from the Company's increased volume of minutes.

TECHNOLOGY AND OBSOLESCENCE

The telecommunications industry is subject to a very high level of technological change. The international telecommunications industry is undergoing a period of rapid technological and regulatory changes that have resulted in several market opportunities for emerging telecommunication service providers. According to industry statistics, in 1998, the international long distance telecommunications industry accounted for approximately 93 billion minutes of use, an overall increase of 12% from 83 billion minutes of use in 1997, and up from approximately 34 billion minutes of use in 1990. Existing competitors are more than likely to continue to develop new services that they offer to consumers. The ability of the Company to compete effectively in the telecommunications industry will also depend upon the Company's ability to develop additional products and services that appeal to its intended end users.

GOVERNMENT REGULATION

Historically, the Company has been subject to minimal government regulation, and the recent trend in the U.S. for both federal and state regulation of telecommunication service providers has been in the direction of reducing overall regulation. In the U.S., the Company is subject to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the "Telecommunications Act"), as well as the applicable laws and regulations of the various states administered by the relevant state authorities. The Telecommunications Act and FCC regulations apply to interstate telecommunications and international telecommunications that originate or terminate in the United States. State regulatory authorities have jurisdiction over telecommunications that originate and terminate within a state.

FEDERAL. The Telecommunications Act opened the long distance market to competition from the Regional Bell Operating Companies ("RBOC's") and to local exchange carriers to provide inter-LATA (local access and transport area) long distance telephone service. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunications industry and to implement certain policy objectives, including access charge reform and establishment of the universal service fund. The new legislation will likely result in increased competition in the industry, including from the RBOC's, in the future.

The Company is regulated at the federal level by the FCC and is required to maintain both domestic and international tariffs for its services containing the current effective rates, terms and conditions of service. The Company has received a Section 214 authorization from the FCC to provide international long distance services. As a condition of its Section 214 authorization, the Company must comply with a variety of reporting and filing requirements related to its traffic and revenues, active circuits, interlocking directors, its foreign affiliations and its correspondent and/or termination relationships with the foreign carriers, if any. No specific authorization is required by the FCC to provide domestic interstate service. Both domestic interstate and international non-dominant carriers must maintain current tariffs for their service on file with the FCC, which contain the current effective rates, terms and conditions of telephone service. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful. However, the FCC recently issued a Notice of Proposed Rulemaking proposing to detariff international services and to further streamline contract filing requirements. Failure to comply with the FCC's rules could result in fines, penalties, forfeitures or revocation of the Company's FCC authorization, each of which could have a material adverse effect on the Company's financial condition and results of operations.

As an international non-dominant carrier, the Company will be required to include detailed rate schedules in its international tariffs. The Company has filed a domestic interstate tariff and has prepared and will file an international tariff. On March 21, 1996, the FCC initiated a rule making proceeding in which it proposed to eliminate the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. The FCC's proposed rules are pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. The FCC subsequently adopted its proposal (the "Detariffing Order") in October 1996 and eliminated the requirement that interstate carriers file domestic tariffs. The Detariffing Order was upheld on appeal by the U.S. Court of Appeals for the D.C. Circuit. The detariffing of services poses additional risk for the Company because it will no longer have the benefit of the "filed rate doctrine" which enables the Company to bind its customers to the terms and conditions of the tariff without having each customer sign a written contract and enables the Company to change rates and services on one day's notice. The Company may be subject to increased risk of claims from customers involving terms of service and rates that could impact the Company's financial operations.

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

In July 1999, the U.S. Court of Appeals for the Fifth Circuit released its decision reviewing the FCC's Universal Service Order. This decision will have a significant impact on the carrier's obligations to make payments to the FCC's Universal Service Funds. The Court held that the FCC cannot include intrastate revenues in the calculation of the universal service contributions. Local exchange carrier's revenues are largely intrastate and their interstate revenues are primarily from other carriers and not subject to universal service assessment. Therefore, the contributions required to be made by those carriers will be sharply reduced, placing an even greater burden on interexchange carriers to fund the universal service program. The Court also reversed the FCC's decision to include international revenues of interstate carriers in the universal service contribution base. There can be no assurance as to how the Universal Service Order will be ultimately implemented or enforced or what effect the Universal Service Order generally will have on competition within the telecommunications industry or specifically on the competitive position of the Company. If it is determined that the Company is subject to the Universal Service Order, compliance with the Universal Service Order could have a material adverse effect on the Company's results of operations.

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

EMPLOYEES

As of June 30, 2001, the Company employed approximately 49 full-time employees, 1 part-time employee, three officers and three directors. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement.

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

RISK FACTORS

The Company and its securities are speculative and subject to the risks inherent to relatively new undercapitalized businesses, which have not yet achieved profitable operations. The Company has identified the following specific risks such as those set out in this section:

1. WE HAVE A LIMITED OPERATING HISTORY WITH CONTINUOUS LOSSES: The Company commenced its present operations in the telecommunications industry in 1995 and has since operated at a continuous loss. Its losses for the fiscal years ended June 30 were as follows: 1998 - $11,183,581; 1999 - $13,566,927; 2000 -
$4,499,526; and 2001 - $3,240,782. Although we anticipate improved operating results for the fiscal year 2002, there is no assurance the Company will operate at a profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Consolidated Financial Statements and Supplementary Data".

2. OUR FUTURE OPERATING RESULTS MAY FLUCTUATE WIDELY: The Company's future operating results may be subject to fluctuation due to numerous material factors including:

o    Changes in product pricing in response to competitive or other factors.

o Increased costs of products and services due to the Company's inability to purchase from multiple suppliers.

o    Insufficient market acceptance of new products and services.

o Regulatory changes which adversely effect the Company's operations by increasing costs or limited markets.

o    Increased competition.

o    Adverse changes in the overall economy.

3. WE ARE  UNDERCAPITALIZED  AND  PRESENTLY  TOTALLY  DEPENDENT  UPON TECNET FOR
OPERATING AND WORKING CAPITAL: The Company has been and continues to be undercapitalized. Since early 1999, the Company has been dependent upon TecNet to finance its operations by:

o    Providing bundled prepaid calling cards to the Company.

o Acting as the sole carrier for the telephone traffic and processing the minutes used in the cards.

o Making cash advances of operating capital in exchange for the Company's 10% demand promissory notes.

All of the Company's obligations to TecNet are due on a demand basis. There is no agreement or understanding between them as to the repayment of the debt or as to any continued extension of credit or funds by TecNet. The Company has no bank or other lines of credit arrangements other then TecNet and no agreements for the acquisition of capital.

4. WE ARE ALSO DEPENDENT UPON TECNET FOR PRODUCTS AND SERVICES: The Company's ability to continue to sell prepaid telephone cards depends upon TecNet's continuing to provide the Company with bundled prepaid cards and the needed telecommunications services at competitive rates. TecNet presently supplies substantially all of the Company's telecommunication services through TecNet's facilities including:

o Switches, network POP's and debit card platforms in strategic geographic regions in the United States.

o    Leased capacity to connect third parties network POP's.

o Direct termination agreement with telecommunications operators in other countries where key suppliers and the Company terminate a large number of minutes.

The Company is dependent on Tec Net for the efficient and uninterrupted service to the Company's customers. We are of the opinion that TecNet has taken reasonable and appropriate actions to protect its facilities and operations. There is no assurance that a fire, power loss, technical failure, unauthorized intrusion, natural disaster, sabotage or other unforeseen event will not cause an interruption in its telecommunications services which would have an adverse effect on the Company.

5. WE AND TECNET ARE ALSO DEPENDENT UPON THE SERVICES OF OTHERS: The operations of the Company and TecNet require the cooperation and efficiency of others to originate and terminate service for their customers including:

o    Incumbent local exchange carriers ("LEC's").

o    Competitive local exchange carriers ("CLEC's").

o    Foreign carriers.

Since the beginning of its service arrangement with TecNet, the Company has not experienced significant interruptions of services by these other carriers. However, there can be no assurance that such interruptions will not occur in the future which could have a material adverse effect in the Company.

6. WE ARE DEPENDENT UPON INDEPENDENT DISTRIBUTORS FOR SALES: Approximately 95% of the Company's card sales are made through independent distributors. There is no assurance that the Company will be able to continue to effectively recruit, maintain and motivate its network of independent distributors or prevent its distributors from marketing competitive products.

7. WE FACE INTENSE  COMPETITION  FROM OTHER CARD SELLERS AND  PROVIDERS OF OTHER
TELECOMMUNICATIONS SERVICES: The prepaid phone card market is highly competitive, and is impacted by the constant introduction of new cards and services and by the entrance of new participants in the market. In addition, the overall increase in the sale and use of prepaid cellular telephones by telecommunications customers and the decline in the use of pay telephones may be expected to adversely affect the Company's existing and future markets for its prepaid calling cards.

Competitiveness is based upon pricing, quality of transmission, customer service and perceived reliability of the underlying prepaid products. The Company's competitors include some of the largest telecommunications providers as well as emerging carriers in the prepaid phone card market, which are substantially larger than the Company and which have great financial, technical, personnel and marketing resources than the Company and may have greater name recognition and larger customer bases. The Company believes that additional competitors will be attracted to the prepaid phone card market, including Internet-based service providers and other telecommunications companies. The barriers to entry are not insurmountable in the markets in which the Company currently competes, and the Company expects such competition to intensify in future periods.

There are basically three segments of today's prepaid market: prepaid calling cards, prepaid wireless (includes cellular and paging), and prepaid wireline (includes prepaid dialtone and prepaid long distance). According to industry sources, the total estimated revenues for the prepaid market is expected to be approximately $6.5 billion for 2000. In addition, the market is forecasted to increase to over $19 billion by 2004, representing an estimated annual growth rate of 277%. Prepaid calling cards accounted for approximately 54% of the total prepaid market for 2000. However, it is expected that such relationships will change dramatically by 2004, whereby prepaid calling cards will only account for approximately 27% of the total.

8. RECENT REGULATORY CHANGES MAY INCREASE COMPETITION: The Telecommunications Act effectively opens the long distance market to competition from RBOC's. The entry of these well-capitalized and well-known entities into the long distance market will likely increase competition for long distance customers, including those who use prepaid phone cards. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunication industry, which in the future may facilitate the offering of telecommunications services by regulated entities in competition with the Company. See "Government Regulation".

9. INDUSTRY TECHNOLOGICAL CHANGES MAY ADVERSELY IMPACT OUR OPERATIONS: The telecommunications industry is subject to a high level of rapid technological change. The Company expects new products and services to be developed and introduced into the market. This expected new technology, including personal communication and voice communication over the Internet, may reduce the demand for long distance services and prepaid phone cards. If the Company is unable to satisfactorily respond to the expected technological changes and new products and services, it will have a material adverse impact on its operations.

10. DEPENDENCE ON KEY PERSONNEL: The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and any sales personnel that are needed in connection with the Company's plans to become a sales, marketing and distribution company. The loss of services of any of its executive officers or key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's employment agreements with two of its executive officers have expired but their employment has continued under the terms of the respective agreements. The Company's future success also depends on its continuing ability to identify, attract and hire qualified personnel as it expands its business. There can be no assurance that the Company will be able to attract and hire qualified technical and managerial personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

11. WE MAY BE AFFECTED  ADVERSELY BY FRAUD,  THEFT AND  UNCOLLECTIBLE  ACCOUNTS:
From time to time, callers may obtain services without rendering payment to the Company by unlawfully utilizing the Company's access numbers and PIN's. The Company attempts to manage theft and fraud risks through its internal controls, monitoring and blocking systems. The Company believes that its risk management practices are adequate, and to date the Company has not experienced material losses due to such unauthorized use of access numbers and PIN's. There can be no assurance that the Company's risk management practices will be sufficient to protect the Company in the future from unauthorized transactions or thefts of services which could have an adverse effect on the Company's financial condition and results of operations.

In addition, the Company sells its products to certain of its distributors and retail accounts on credit terms, and the Company may introduce new services for which customers may be billed after such services are rendered. There can be no assurance that the Company's actual collection experience will not be worse than anticipated.

12. WE MAY BE AFFECTED ADVERSELY BY FUTURE REGULATORY CHANGES: The Company is subject to various federal and state regulations which are subject to interpretation and change. There can be no assurance that such regulations will not adversely affect the Company. See "Government Regulations".

13. OUR INVESTMENT IN POS TEC REDUCED TO AN ILLIQUID MINORITY INTEREST: After determining that it was unable to continue to finance the operations of POS TEC in July of 2001, the Company reorganized POS TEC by merging it into Everything Prepaid, Inc. ("EP"), a newly formed Nevada corporation and subsidiary of the Company. As of October 16, 2001, the Company owns 1,088,573 shares of EP's common stock which it acquired as follows: (i) 1,000 shares upon the initial capitalization of EP for $1,000; (ii) 99,000 shares obtained as the result of the merger of POS TEC; and (iii) 988,573 shares received in consideration of the cancellation of certain intercompany debt between the Company and POS TEC. As of October 16, 2001, private investors (including a principal shareholder and several affiliates of the Company) own 8,911,427 shares of EP's common stock (89.1%) for which they paid a total of $2,000,000. The Company's stock in EP was acquired as restricted securities and EP is a privately held corporation with only 16 shareholders. Accordingly, the Company's investment in EP is an illiquid investment over which the Company has little or no control. In addition, the operations of EP are still considered to be in the development stage, and there is no assurance that the Company will realize any economic benefit from its investment.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's lease agreement with Vanity Fair for office space located at 8 West 38th Street, New York, New York expired on March 31, 2001. During February 2001, the Company entered into a sublease agreement with Mayflower Agency Co., Inc. for the lease of approximately 7,000 square feet of office space located at 99 Madison Avenue, New York, New York, which expires on December 31, 2002. In connection with the sublease agreement noted above, the Company incurred approximately $175,000 of lease acquisition costs, primarily related to the buyout of the original lessor's interest under bankruptcy proceedings, which the Company has elected to amortize over the remaining lease term. The Company's present use of the premises involves: 1,000 square feet for reception and common areas; 1,000 square feet for executive offices; 500 square feet for conference rooms; 1,000 square feet for shipping and receiving; 1,500 square feet for customer service; and the remainder is for general office working areas.

During the fiscal year ended June 30, 2000, POS TEC occupied leased premises of approximately 2,600 square feet at 4570 Westgrove Air Plaza in Dallas, Texas, at a base rent of $18 per square foot per year, under a thirty-month lease term commencing December 1, 1999. In January 2001, POS TEC relocated its operations to 17250 North Dallas Parkway in Dallas, Texas, under a month-to-month lease term agreement for approximately 2,000 square feet at a base rental of approximately $3,000 per month. In July 2001, POS TEC settled its outstanding obligations in connection with the Westgrove Air Plaza lease for approximately $19,000.


ITEM 3. LEGAL PROCEEDINGS

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

On March 18, 1999, in the Supreme Court of the State of New York for the County of Kings, the Weeks-Lerman Group, LLC ("Weeks-Lerman") brought suit against the Company alleging that it provided the Company with work, labor and services and/or sold and delivered goods to the Company in the amount of approximately $76,000. The Company negotiated and satisfied a settlement with Weeks-Lerman during the third quarter of fiscal 2001 for approximately $41,000.

On October 20, 1999, Union Telecard Alliance LLC ("Union") filed suit entitled Union Telecard Alliance LLC v DigiTEC 2000, Inc., TecNet Inc. in Supreme Court of the State of New York, New York County against the Company to recover approximately $600,000 for cards sold to the Company. In February of 2000, the Company filed its answer along with a third-party complaint against IDT Corporation, the majority owner of Union, for $2.5 million. Presently, the Company is exploring settlement possibilities with both Union and IDT. The Company is not in a position to express an opinion as to the probable outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since October 15, 1996, the Company's Common Stock has been quoted and traded on the OTC Bulletin Board, under the trading symbol "DGTT." Prior to such time, it so traded under the symbol "PROE." On January 18, 2002, its Common Stock was delisted from the OTC Bulletin Board because the Company was late in filing its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 and its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001. These reports have been filed and the Company is taking action to reinstate the Common Stock on the OTC Bulletin Board.

The following table sets forth the high asked and low bid prices as reported on the OTC Bulletin Board for the periods indicated.

-------------------------------------------------------------------

               Period                    High               Low
-------------------------------------------------------------------

Year Ending June 30, 2001(1):
First Quarter                           $1.813            $1.000
Second Quarter                           2.000             1.438
Third Quarter                            1.875             1.313
Fourth Quarter                           1.720             1.050

Year Ending June 30, 2000(1):
First Quarter                           $1.562            $1.375
Second Quarter                           2.000             1.937
Third Quarter                            1.500             1.250
Fourth Quarter                           1.375             1.375

-------------------------------------------------------------------

(1) For the years ended June 30, 2001 and 2000, the Company's Common Stock was traded lightly. Further, over-the-counter market quotations may not necessarily represent actual transactions.

On January 18, 2002, the closing sale price of the Common Stock on the OTC Bulletin Board was $.25 per share. As of January 18, 2002, there were 7,058,998 shares of DigiTEC 2000, Inc. Common Stock issued and outstanding, held by approximately 654 shareholders of record.

The Company did not pay any cash dividends on its Common Stock for the fiscal years ended June 30, 2001 and 2000, respectively. The current dividend policy of the Company's Board of Directors is to retain any available discretionary earnings to fund current operations and to finance the overall expansion of the Company's business and product offerings. Therefore, it is likely that the Company will forego the payment of any cash dividends on the outstanding shares of Common Stock in the foreseeable future. Any future revisions of the existing dividend policy will be at the discretion of the Board of Directors and will be contingent upon the Company's earnings, capital requirements, cash flows and financial condition, as well as any other factors deemed relevant by the Board of Directors.

PREFERRED STOCK

The outstanding Series A Preferred Stock is convertible into 731,462 shares of the Company's common stock at the conversion rate of 11.9814 common shares for each preferred share. The Certificate of Designation for the Series A Convertible Preferred Stock provides for certain voting, liquidation and registration rights for the holder. The Company may call the redemption of each share of Series A Convertible Preferred Stock at any time for $100 per share plus applicable accrued dividends, if any.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and other detailed information regarding the Company included elsewhere in this Form 10-KSB. Certain statements set forth below regarding matters that are not historical facts, such as statements concerning the expansion and growth of the Company, future growth in the demand for prepaid phone cards and the Company's plans to become a sales, marketing and distribution company, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

The notes to the Company's Consolidated Financial Statements include disclosure of the Company's ability to continue as a going-concern based on the significant losses from operations, significant deficits in working capital and net worth and the Company's economic dependence on TecNet to provide significant amounts of telecommunications products and services and to provide material amounts of operating cash flows. The Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital shortfalls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. There can be no assurance that the Company will continue to receive the support of TecNet or be able to achieve favorable operating results in future periods. Additionally, the Company's stability is dependent upon its ability to raise capital, develop market share, and achieve profitable operations and to generate sufficient cash flow from operations and financing sources to meet obligations.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

NET SALES:

Sales, net of discount and returns, increased approximately $36.6 million (267%) to approximately $50.3 million for the twelve month period ended June 30, 2001 as compared to approximately $13.7 million for the twelve month period ended June 30, 2000. The overall increase is attributed to the Company's strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards within its target market and the termination of its unprofitable proprietary branded facilities-based cards. By abandoning its prior strategy and through the infusion of operating capital by TecNet, the Company has been able to increase overall sales by focusing on the specific needs of its target market and utilizing its cash flows for the development of existing and prospective markets instead of purchasing costly network infrastructure. The Company's revenues are now based on both the dollar value and the total number of cards sold, less discounts, and the Company was able to significantly increase the total number of prepaid cards sold during the twelve month period ended June 30, 2001 through its master distributor network and other distribution channels. The Company has been able to realize market growth by offering cost competitive prepaid calling cards utilizing the favorable pricing obtained from TecNet on bundled products.

COST OF SALES:

The Company's cost of sales increased approximately $32.3 million (267%) to approximately $44.4 million for the twelve month period ended June 30, 2001 as compared to approximately $12.1 million for the twelve month period ended June 30, 2000. The overall cost of sales increase is directly related to the increased volume of prepaid cards sales discussed above.

GROSS PROFIT:

The Company realized a gross profit of approximately $5.9 million for the twelve month period ended June 30, 2001 (269% increase) as compared to a gross profit of approximately $1.6 million for the twelve month period ended June 30, 2000. The gross profit realized is directly related to the Company's use of bundled prepaid cards purchased from TecNet and to the increased volume of sales of prepaid cards noted above. In addition, the Company was able to obtain more favorable credit terms from TecNet in connection with the purchase of the bundled prepaid cards, which helped to facilitate the increase in overall net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

The Company's selling, general and administrative expenses increased approximately $2.7 million (45%) to approximately $8.7 million for the twelve month period ended June 30, 2001 as compared to approximately $6.0 million for the twelve month period ended June 30, 2000. The overall increase is related to the combined effect of several factors. The Company experienced an increase in payroll and employee benefit costs of approximately $345,000 and an increase in contract labor cost of approximately $205,000 due primarily to an increase in the total number of employees of the Company attributable to increased sales volume during the current fiscal year. Other factors include an overall increase in federal excise taxes of approximately $1.6 million, increased rent expenses of approximately $43,000, an overall decrease in office and office related expenses of approximately $38,000, increased shipping and fulfillment charges of approximately $195,000 and an increase of approximately $224,000 in advertising and promotional expenses related to the significant increase in overall sales of the Company's prepaid cards during the twelve months ended June 30, 2001.

LOSS BEFORE OTHER INCOME (EXPENSES):

The Company's loss before otherexpenses) of approximately $2.8 million for the twelve month period ended June 30, 2001 decreased approximately $1.6 million (36%) as compared to the loss before other income (expense) of approximately $4.4 million for the twelve month period ended June 30, 2000. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

OTHER INCOME (EXPENSES):

The Company's other expense, net, increased approximately $392,000 (552%) to approximately $463,000 (expense, net), for the twelve month period ended June 30, 2001 as compared to approximately $71,000 (expense, net) for the twelve month period ended June 30, 2000. The overall increase is primarily related to the recognition of two separate non-recurring credits to income of approximately $583,000 and $408,000 related to the settlement of outstanding trade payables with vendors during the twelve months ended June 30, 2001. Other offsetting factors include an increase in current period interest expense of approximately $547,000 related to the 10% demand promissory notes payable to TecNet, an increase in penalties and interest attributed to accrued federal excise tax obligations of approximately $255,000, and a decrease in interest and other miscellaneous expenses of approximately $16,000.

NET LOSS:

The Company's net loss of approximately $3.2 million for the twelve month period ended June 30, 2001 decreased by approximately $1.3 million (29%) as compared to the net loss of approximately $4.5 million for the twelve month period ended June 30, 2000. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).


LIQUIDITY AND CAPITAL RESOURCES

FINANCING REQUIREMENTS

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company; (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants (as subsequently exchanged, the "10% Notes"); (v) issuance of a $100,000 10% promissory note to an officer/director family member; and (vi) the infusion of approximately $18.6 million of operating capital through the issuance of 10% demand promissory notes and the extension of trade credit by TecNet. All of the above offerings were exempt from registration under the applicable Securities Act and have been utilized to fund the Company's current operations.

The Company has no existing bank lines of credit and has not established any sources for such financing.

The Company's major components of cash flow are as follows:

                                                     YEAR ENDED JUNE 30,
                                             -----------------------------------
                                                   2001              2000
                                             -----------------------------------


Net cash used in operating activities          $(2,846,593)       $(2,632,388)

Net cash used in investing activities             (260,133)           (50,637)

Net cash provided by financing activities        2,947,487          3,692,123
                                               -----------        -----------
Net increase (decrease) in cash                $  (159,239)       $ 1,009,098
                                               ===========        ===========

The Company's net cash used in operating activities increased approximately $215,000 (8%) to $(2,846,593) for the fiscal year ended June 30, 2001 as compared to $(2,632,388) for the fiscal year ended June 30, 2000. The overall increase in net cash used in operating activities for the fiscal year ended June 30, 2001 is related to the combined effect of several key factors. They include an increase in the allowance for sales returns of approximately $1.4 million, an increase in the cash flow effect of accounts receivable of approximately $346,000, a decrease in the net loss of approximately $1.3 million, an decrease in the cash flow effect of accounts payable and other accrued expenses of approximately $1.6 million, an increase in the cash flow effect of prepaid expenses and other assets of approximately $515,000, and a decrease in the cash flow effect of inventory of approximately $347,000.

Cash used in investing activities for both the twelve months ended June 30, 2001 and 2000 related solely to capital expenditures of approximately $260,000 for the twelve months ended June 30, 2001 and approximately $51,000 for the twelve months ended June 30, 2000.

During the fiscal year ended June 30, 2001, cash provided from financing activities related primarily to the issuance of approximately $3.9 million in promissory notes to TecNet, the repayment of $900,000 in principal to the holders of the $1.2 million promissory notes, and the repayment of $17,000 in principal on an outstanding loan with a family member of an officer/director of the Company. During the fiscal year ended June 30, 2000, cash provided from financing activities related primarily to the issuance of approximately $4.2 million in promissory notes to TecNet, the repayment of approximately $300,000 in principal to the holders of the $1.2 million promissory notes, the payment of approximately $121,000 to settle the outstanding obligations and claims with Prime Communications, Inc., and the repayment of approximately $83,000 in principal on an outstanding loan with a family member of an officer/director of the Company.

The Company expects capital requirements of approximately $1.0 million during fiscal 2002. The foregoing amount includes the necessary capital to further the expansion of the Company's prepaid products into additional cities and expanding the Company's existing master distribution network. As the Company increases the sales of its bundled prepaid products, its capital requirements are expected to progressively decline. If cash needs prove to be greater than contemplated, the Company will need to slow the expansion of its prepaid product offerings to additional cities during fiscal year 2002.

Since June 30, 1999, the Company has raised cash primarily through the issuance of 10% demand promissory notes payable to TecNet. Since February of 1999, the Company has been dependent on TecNet financing its shortfalls in cash flows and current operations and the provisioning of telecommunication services by TecNet. The Company expects to consider other financing opportunities during the 2002 fiscal year. The Company believes that with the continued support of TecNet, internally generated cash from operations in fiscal 2002 will be sufficient to fund its operations throughout the 2002 fiscal year. Although the Company has achieved significant improvements in cash flows from operations, it does not expect to achieve positive cash flows from operations in the foreseeable future. Additionally, there can be no assurance that the foregoing external sources of financing will be available to the Company, or that the Company's projections for internal cash generation from current operations will be realized.

The Company's ability to expand its operations as a sales, marketing and distribution company and to generate sufficient cash flow to begin to address its obligations to TecNet and other suppliers will be dependent upon continued financing by TecNet of cash flow needs and continued financing of telecommunications services by TecNet. In addition, the Company will need to raise long-term capital. There can be no assurance that such financing will continue to be available to the Company from TecNet or that long-term financing will be obtained, or if available, will be available in either a timely manner or upon terms and conditions acceptable to the Company.

For the year ended June 30, 2001, the Company experienced a substantial operating loss of approximately $3.2 million and used approximately $2.8 million of cash in operating activities. The Company's cash position at June 30, 2001 approximated $1.0 million and its working capital deficit approximated $20.3 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

MARKET RISK

The Company does not hold any derivatives or investments that are subject to market risk. The carrying value of financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and notes payable, at June 30, 2001 approximates fair value as of such date, due to the relatively short-term maturity of such instruments which minimizes potential market risk associated with such instruments.

SEASONALITY

The business of the Company does not experience significant seasonality.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results of operations in the income statement, and requires the Company to formally document, designate, and assess the overall effectiveness of transactions that receive hedge accounting. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the statement by the Company, effective July 1, 2000, did not have a material effect on the Company's consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the above criteria to be measured at fair value. SFAS No. 142 requires companies to cease amortizing goodwill acquired through business combinations. However, SFAS No. 142 requires that companies assess acquired goodwill for impairment upon adoption of the statement, and at least annually, at the lowest individual reporting unit level that can be distinguished, physically and operationally, for internal reporting purposes, from the other activities, operations, and assets of the entity, utilizing a two-step approach. The Company expects to implement SFAS No. 142 effective July 1, 2002, and believes that such adoption will not have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on July 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on July 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 is effective for fiscal year 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The Company classifies shipping and handling costs billed to customers as revenues and costs incurred relating to shipping and handling as costs of sales, which is in accordance with the consensus in EITF 00-10.

In December 1999, Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", was issued. SAB No. 101 summarizes the Securities and Exchange Commission's staff views on applying accounting principles generally accepted in the United States of America to revenue recognition. The implementation of SAB No. 101, during the fourth quarter of fiscal year 2001, by the Company did not have a material effect on the Company's results of operations or financial position.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the related Notes thereto and the financial information required to be filed herewith are included on pages F1 to F21 and Schedule S-1 of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the corresponding sections of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") for its Annual Meeting of Stockholders to be held on March 15, 2002.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a)   Consolidated Financial Statements and Financial Schedules

      (1)   Consolidated Financial Statements

                                                                         Page(s)
                                                                         -------

            Independent Auditors' Report                                   F-2

            Consolidated Balance Sheets as of June 30, 2001                F-3

            Consolidated Statements of Loss for the years ended
            June 30, 2001 and 2000                                         F-4

            Consolidated Statements of Stockholders' Deficit
            for the years ended June 30, 2001 and 2000                     F-5

            Consolidated Statements of Cash Flows for the years ended
            June 30, 2001 and 2000                                         F-6

            Notes to Consolidated Financial Statements                     F-7

      (2)   Financial Statement Schedule

            Schedule II -- Valuation and Qualifying Accounts               S-1

(b)  Reports on Form 8-K

     None.

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

                               DigiTEC 2000, Inc.
                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

(1)   Consolidated Financial Statements

      Independent Auditors' Report                                         F-2

      Consolidated Balance Sheets as of June 30, 2001                      F-3

      Consolidated Statements of Loss for the years ended
      June 30, 2001 and 2000                                               F-4

      Consolidated Statements of Stockholders' Deficit
      for the years ended June 30, 2001 and 2000                           F-5

      Consolidated Statements of Cash Flows for the years ended
      June 30, 2001 and 2000                                               F-6

      Notes to Consolidated Financial Statements                           F-7

(2)   Financial Statement Schedule

      Schedule II -- Valuation and Qualifying Accounts                     S-1

Independent Auditors' Report

To the Board of Directors and Stockholders of DigiTEC 2000, Inc.
   New York, N.Y.


We have audited the accompanying consolidated balance sheet of DigiTEC 2000, Inc. and subsidiary (the "Company") as of June 30, 2001 and the related consolidated statements of loss, stockholders' deficit, and cash flows for each of the two years in the period ended June 30, 2001. Our audit also included the financial statement schedule for the years ended June 30, 2001 and 2000 listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company's recurring losses from operations, negative working capital, significant trade payables and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. In addition, the Company has become economically dependent upon a 21 percent stockholder to fund operating cash flows and to provide significant telecommunications products and services. Management's plans concerning these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP
New York, New York

September 28, 2001
(January 11, 2002 as to Note 10(c))



                                                                                    DigiTEC 2000, Inc.
                                                                                        and Subsidiary

                                                                            Consolidated Balance Sheet
======================================================================================================



                                                                                      June 30, 2001

------------------------------------------------------------------------------------------------------
Assets

Current:
   Cash and cash equivalents                                                             $  1,006,615
   Accounts receivable, net of allowance for bad
      debts of $1,902,496                                                                   3,216,365
   Inventory, net of allowance for obsolescence of $51,359                                  1,083,592
   Prepaid expenses and other                                                                  40,547
------------------------------------------------------------------------------------------------------

Total Current Assets                                                                        5,347,119

Property and equipment, net of accumulated
   depreciation of $256,544                                                                   292,699
Other assets                                                                                  185,032
------------------------------------------------------------------------------------------------------

Total Assets                                                                             $  5,824,850
======================================================================================================

Liabilities and Stockholders' Deficit
Current:
   Notes and accounts payable to TecNet, Inc.                                            $ 18,602,793
   Accounts payable - trade                                                                 1,194,283
   Accrued taxes and penalties                                                              2,837,968
   Accounts payable and accrued expenses                                                      816,927
   Accrued legal expenses                                                                     788,624
   Allowance for sales returns                                                              1,407,100
------------------------------------------------------------------------------------------------------

Total Liabilities                                                                          25,647,695
------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)                                                             --
------------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Series A Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized; 61,050 shares issued and outstanding;
      $100 per share liquidation preference                                                        61
   Common Stock, $.001 par value, 100,000,000 shares
      authorized; 7,058,998 shares issued and outstanding                                       7,059
   Additional paid-in capital                                                              17,152,818
   Accumulated deficit                                                                    (36,982,783)
------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                               (19,822,845)
------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                              $  5,824,850
======================================================================================================



                    See accompanying notes to Consolidated Financial Statements.



                                                                                    DigiTEC 2000, Inc.
                                                                                        and Subsidiary

                                                                       Consolidated Statements of Loss
======================================================================================================


                                                                    For the Years ended June 30,
                                                              ----------------------------------------
                                                                    2001                    2000
------------------------------------------------------------------------------------------------------
Net sales                                                      $ 50,309,223             $ 13,733,119
Cost of sales                                                    44,377,471               12,142,746
------------------------------------------------------------------------------------------------------

      Gross profit                                                5,931,752                1,590,373

Selling, general and administrative
   expenses                                                       8,709,263                6,019,015
------------------------------------------------------------------------------------------------------

        Loss before other income (expenses)                     ( 2,777,511)             ( 4,428,642)

------------------------------------------------------------------------------------------------------
Other income (expenses):
   Interest expense                                                (980,239)                (519,291)
   Other income                                                     516,968                  448,407
------------------------------------------------------------------------------------------------------

        Other expenses                                             (463,271)                 (70,884)
------------------------------------------------------------------------------------------------------

Net loss                                                        $(3,240,782)             $(4,499,526)
======================================================================================================

Net loss per common share-basic and diluted:                    $      (.46)             $      (.64)
======================================================================================================

Weighted average number of common and common
   equivalent shares outstanding used in basic and
   diluted computations                                           7,058,998                7,058,998
======================================================================================================


                    See accompanying notes to Consolidated Financial Statements.


                                                                                                                DigiTEC 2000, Inc.
                                                                                                                    and Subsidiary

                                                                                   Consolidated Statements of Stockholder's Deficit
                                                                                         For the Years ended June 30, 2001 and 2000
===================================================================================================================================



                                             Preferred stock       Common stock        Additional                       Total
                                             ---------------     ------------------      paid-in      Accumulated    stockholders'
                                             Shares   Amount     Shares      Amount      capital        deficit         deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                       61,050   $   61    7,058,998   $  7,059   $ 16,899,123   $(29,242,475)   $(12,336,232)
   Contributed capital                           --       --           --         --        132,195             --         132,195
   Net loss                                                                                      --     (4,499,526)     (4,499,526)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                       61,050   $   61    7,058,998   $  7,059   $ 17,031,318   $(33,742,001)   $(16,703,563)
   Contributed capital                           --       --           --         --        121,500                        121,500
   Net loss                                                                                      --     (3,240,782)     (3,240,782)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                       61,050   $   61    7,058,998   $  7,059   $ 17,152,818    (36,982,783)   $(19,822,845)
-----------------------------------------------------------------------------------------------------------------------------------

                                   See accompanying notes to Consolidated Financial Statements.




                                                                                                DigiTEC 2000, Inc.
                                                                                                    and Subsidiary

                                                                             Consolidated Statements of Cash Flows
==================================================================================================================



                                                                                    For the Years ended June 30,
                                                                                ----------------------------------
                                                                                       2001             2000
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                       $ (3,240,782)    $ (4,499,526)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Provision for bad debts - net                                                   84,839         970,657
        Provision for sales returns                                                  1,407,100              --
        Provision for inventory obsolescence                                            51,359              --
        Depreciation                                                                    90,804          61,610
        Amortization of customer lists                                                 166,145          95,414
        Deferred rent                                                                   (6,006)        (60,344)
        Services provided by shareholder                                               121,500         132,195
        (Increase) decrease in:
           Accounts receivable                                                      (1,703,040)      (1,964,235)
           Inventory                                                                  (711,664)        (364,470)
           Prepaid expenses and other                                                 (129,940)         385,038
        Increase (decrease) in:
           Accrued taxes and penalties                                                1,530,827         845,141
           Accounts payable and accrued expenses                                       (507,736)      1,766,132
-----------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                                  (2,846,593)     (2,632,388)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                                (260,133)        (50,637)
-----------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                    (260,133)        (50,637)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of TecNet notes                                             3,864,487       4,196,548
   Repayment of notes payable and convertible debt                                     (917,000)       (504,425)
------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                               2,947,487       3,692,123
------------------------------------------------------------------------------------------------------------------
              Net (decrease) increase in cash
                and cash equivalents                                                   (159,239)      1,009,098

Cash and cash equivalents beginning of year                                           1,165,854         156,756
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents end of year                                              $  1,006,615    $  1,165,854
==================================================================================================================



                    See accompanying notes to Consolidated Financial Statements.

                        DigiTEC 2000, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2001

1. The Company and Significant Accounting Policies:

(a) Organization of Business

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

(b) Principles of Consolidation

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

(c) Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's recurring losses from operations, accumulated deficit, negative working capital and significant arrearages on trade payables, such realization of assets and the satisfaction of the related liabilities are subject to significant uncertainty. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet, Inc. ("TecNet") to finance the Company's telecommunications products and services and working capital shortfalls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods. TecNet is a wholly owned subsidiary of Telephone Electronics Corporation ("TEC") and is a holder of approximately 21% of the Company's outstanding common stock. Additionally, the Company's overall stability is highly dependent upon its ability to raise working capital, to increase market share while developing existing markets and improving overall customer retention, to achieve profitable operations and to generate sufficient cash flows from operating and financing activities to meet its obligations as they become due. As of June 30, 2001 and through the date of this reprot, the Company is in the process of negotiating for additional funding from TecNet to meet working capital shortfalls. TecNet ceased funding the Company's operations during the fourth quarter of the fiscal year ended June 30, 2001.

(d) Nature of Operations

DigiTEC 2000, Inc. and its wholly owned subsidiary POS TEC (the "Company") are primarily engaged in the creation, distribution and marketing of consumer prepaid telephone calling cards. The Company's prepaid cards provide consumers with a competitive alternative to the traditional pre-subscribed long-distance telecommunications services, credit/calling cards and conventional coin and other operator assisted long-distance services. The Company currently markets its prepaid products predominantly throughout the New York/New Jersey metropolitan area (the "Metro Area"). The Company's prepaid telephone calling cards are sold in approximately 100 cities in twenty-nine U.S. states.

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001

(e) Revenue Recognition

Sales of bundled prepaid calling cards from third-party providers for which the Company acts solely as a distributor are recorded at the sales price of the card and are recognized as revenue upon delivery to the Company's customers. The related costs are simultaneously charged to the cost of sales accounts upon such delivery. These costs primarily include the charge for related telecommunications services from TecNet which amounted to approximately 85% of the sales price of the cards, net of discounts and the printing costs of the underlying calling cards.

Revenue from Point of Sale ("POS") sales by the Company's subsidiary POS TEC, are recognized upon the initial activation by the retailer upon the sale of the underlying prepaid calling card to the end user. The related costs are simultaneously charged to the respective cost of sales accounts upon the activation of the card.

The Company provides appropriate provisions for prepaid phone card sales returns in the same period as the related revenues.

(f) Allowance for Bad Debt

The Company maintains an allowance for bad debts to adequately provide for estimated future losses due to the overall lack of collectibility of customers' accounts. The recorded allowances are based on the Company's detailed analysis of delinquencies, assessments of overall risk related to the entity's operations, evaluations of probable future losses and historical performance and the credit worthiness of certain key customers. Specific customer accounts are written off when the probability of a future loss has been established based on careful consideration of the customer's financial condition, and after all other attempts at collection have failed.

(g) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

(h) Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all demand deposits, time deposits and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(i) Intangible Assets

Intangible assets acquired in business combinations prior to June 30, 2001 accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a non-cash charge against future results of operations. In connection with the acquisition of POS TEC, the Company valued the underlying customer lists obtained at approximately $285,000 to be amortized over the estimated useful lives of the customer base acquired, which approximates thirty-six months. Amortization expense related to the customer lists was approximately $166,000 and $95,000 for the fiscal years ended June 30, 2001 and 2000, respectively.

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001

(j) Deferred Rent

The Company accounts for rent on a straight-line basis over the term of the leases. The difference between cash rental payments and straight-line rent expense for the years ended June 30, 2001, and 2000 was approximately $6,000 and $60,000, respectively.

(k) Advertising Costs

Costs incurred for producing and communicating advertising are expensed as incurred. Advertising costs charged to current operations for the years ended June 30, 2001 and 2000 amounted to $364,000 and $140,000, respectively.

(l) Earnings (Loss) Per Share

The Company presents earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the dual presentation of basic EPS and diluted EPS on the face of the statements of operations. Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding, and diluted earnings per share is based on net loss divided by the weighted average number of common shares outstanding together with all dilutive potential common shares outstanding. Since the Company incurred losses for all of the periods presented, the dilutive net loss per share has not been presented due to the fact that the conversion of options, warrants and preferred stock to Weighted Average Common Shares would be anti-dilutive. Therefore there is no difference between basic and diluted earnings per share.

(m) Fair Value of Financial Instruments

The carrying value of financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and notes payable, at June 30, 2001 approximates fair value as of such date, due to the relatively short-term maturity of such instruments and the fact that the underlying interest rates approximate current market rates of interest.

(n) Reclassifications

Certain consolidated financial statement amounts as previously reported have been reclassified for consistent presentation.

(o) Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results of operations in the income statement, and requires the Company to formally document, designate, and assess the overall effectiveness of transactions that receive hedge accounting. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the statement by the Company, effective July 1, 2000, did not have a material effect on the Company's consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented or exchanged. The Standards will require the value of a separately identifiable intangible asset

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


meeting any of the above criteria to be measured at fair value. SFAS No. 142 requires companies to cease amortizing goodwill acquired through business combinations. However, SFAS No. 142 requires that companies assess acquired goodwill for impairment upon adoption of the statement, and at least annually, at the lowest individual reporting unit level that can be distinguished, physically and operationally, for internal reporting purposes, from the other activities, operations, and assets of the entity, utilizing a two-step approach. The Company expects to implement SFAS No. 142 effective July 1, 2002, and believes that such adoption will not have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on July 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on July 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 is effective for fiscal year 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The Company classifies shipping and handling costs billed to customers as revenues and costs incurred relating to shipping and handling as costs of sales, which is in accordance with the consensus in EITF 00-10.

In December 1999, Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", was issued. SAB No. 101 summarizes the Securities and Exchange Commission's staff views on applying accounting principles generally accepted in the United States of America to revenue recognition. The implementation of SAB No. 101, during the fourth quarter of fiscal year 2001, by the Company did not have a material effect on the Company's results of operations or financial position.

(p) Disclosures Regarding Concentrations

Financial instruments, which potentially subject the Company to credit risk, consist primarily of balances in excess of FDIC coverage and trade receivables. Cash balances on deposit are placed with high credit-quality financial institutions. Although cash balances on deposit may from time to time exceed the FDIC limits of coverage, the Company believes that no significant concentration of credit risk exists with respect to its cash deposits as of the date of the consolidated balance sheet.

Trade receivables subject the Company to the potential for credit risk and business concentration risk. The Company extends credit to customers generally on an unsecured basis in the normal course of business, and performs ongoing evaluations of its customers' financial condition to help reduce overall credit risk. Allowances are maintained for potential credit losses. The Company believes that the credit risks are moderated because of the geographical

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


dispersion of its target market, its utilization of a master retail distribution and the realized (and forecasted) growth in new markets within the United States and Mexico.

During fiscal years ended June 30, 2001 and 2000, respectively,  the Company had
the  following   significant   customers   which  accounted  for  the  following
percentages of overall operating revenues and trade receivables:

                                             Operating Revenues        Trade Receivables
                                           $ Amount    Percentage   $ Amount    Percentage
2001
Touch Tell Communications                 $18,003,482      36%     $ 1,061,823      33%
Telecard Marketing Group, Inc.             14,091,366      28%       1,527,891      49%
Velocity Communications                     3,740,689       7%         390,803       2%

2000
Telecard Marketing Group, Inc.            $5,736,112       42%     $  618,015       39%
Central Jersey Telecard Company, Inc.        428,838        3%        378,838       24%
Touch Tell Communications                    648,648        5%        161,221       10%


No other customer accounted for more than 10% of sales or outstanding accounts receivable.

The Company is wholly dependent on both the willingness and ability of TecNet to finance the Company's prepaid telecommunications products and services and to provide reliable and competitive prepaid telephone cards. Since the commencement of operations in March 1999, TecNet has been the sole service provider for the bundled prepaid calling cards sold by the Company and the sole carrier for carrying the traffic and processing the minutes relating to the prepaid calling cards. However, there can be no assurance that TecNet can or will continue to provide such services or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

(q) Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged against income, while major replacements are capitalized. As assets are retired or otherwise disposed of, the costs of the assets and the related accumulated depreciation are removed from the respective general ledger accounts accordingly, and any resulting gains or losses are reflected in the results of operations.

Depreciation is calculated on the underlying assets using the straight-line method over their estimated useful lives as follows:

        Furniture and fixtures      -       5 Years
        Computer equipment          -       3 Years
        Computer software           -       2 Years
        Vehicles                    -       5 Years

The major classes of property and equipment at June 30, 2001 is as follows:

         ==========================================
         Computer equipment                $303,818
         Furniture and fixtures             187,871
         Computer software                   16,541
         Vehicles                            21,413
         Construction in progress            19,600
         ------------------------------------------
         Property and equipment             549,243
         Less: Accumulated depreciation     256,544
         ------------------------------------------
         Property and equipment, net       $292,699
         ==========================================

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


Depreciation   expense   for  the  years  ended  June  30,  2001  and  2000  was
approximately $91,000 and $62,000, respectively.

(r) Inventory

Inventory consists primarily of unactivated prepaid cards and is stated at the lower of cost or market, cost being determined substantially on the first-in, first-out (FIFO) basis and market determined on the basis of replacement cost or net realizable value.

(s) Segment Disclosures

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

(t) Stock Based Compensation

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

SFAS No. 123, "Accounting for Stock Based Compensation," requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value methodology prescribed by SFAS 123. These disclosures are presented within Note 5.

(u) Lease Acquisition Costs

Lease acquisition costs are recorded at cost and amortized utilizing the straight-line methodology. The Company has elected to amortize the lease acquisition costs discussed in Note 4(a) over the respective term of the sublease agreement in accordance with SFAS No. 98, "Accounting for Leases."

(v) Long-Lived Assets

The Company periodically evaluates the carrying amounts of its long-loved assets, as well as the related amortization periods, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The purpose of such evaluation is to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances that indicate that the carrying values of such assets may be impaired. The impairment evaluation is based on management's intention with respect to the acquired assets and the Company's projection of the undiscounted future operating cash flows expected to be generated by such assets. Impairment, if any, exists to the extent that such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related customer lists. The underlying assets are written down by charges to operating expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows.

2. Related Party Transactions:

During September 1998, the Company issued $1,200,000 of 10% six-month promissory notes to officers/directors of the Company and immediate family members of such parties, which were subsequently exchanged in May 1999 for 10% two-year convertible promissory notes. During the fiscal years ended June 30, 2001 and 2000, the Company paid $900,000 and $300,000, respectively, in scheduled principal payments on the convertible promissory notes.

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


In October of 1998, the Company borrowed $100,000 from an immediate family member of an officer/director of the Company. During the fiscal years ended June 30, 2001 and 2000, the Company paid $17,000 and $83,000 in scheduled principal payments.

Effective January 1999, the Company's two executive officers agreed to a deferral of 50% of their base salaries under their respective employment agreements (which expired June 30, 2000) until such time as the Company was able to generate positive cash flows from operations. Approximately $47,000 of the deferred compensation was paid during the fiscal year ended June 30, 2001, and the outstanding balance of $313,000 is included within "Accounts payable and accrued expenses" at year-end.

In November 1998 the Company reached a verbal agreement with TecNet to carry the remaining unprocessed minutes on the Company's facilities-based debit cards. In February of 1999, the Company began funding its operating shortfalls through the issuance of demand promissory notes to TecNet bearing an annual interest rate of 10%. Subsequently, in the fourth quarter of 1999, the Company reached a verbal agreement with TecNet whereby TecNet would become the sole provider of bundled prepaid calling card services to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards. TecNet provided approximately $43.8 million in telecommunications services for the fiscal year ended June 30, 2001. In addition, TecNet provided approximately $122,000 and $133,000 of consulting and administrative services to the Company during the fiscal years ended June 30, 2001 and 2000, respectively, which have been accounted for as capital contributions.

The following presents the detail of the payable to TecNet at June 30, 2001:

       Demand notes payable                          $ 9,683,450
       Payable for bundled phone cards                 3,327,270
       Payable for telecommunication services          4,391,190
       Accrued interest                                1,200,883
                                                     ===========
                                                     $18,602,793
                                                     ===========

3. Preferred Stock:

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

4. Commitments and Contingencies:

(a) Leases

During February 2001, the Company entered into a sublease agreement with Mayflower Agency Co., Inc. for the lease of office space located at 99 Madison Avenue, New York, New York, which expires on December 31, 2002. In connection with the sublease agreement noted above, the Company incurred approximately $175,000 of lease acquisition costs, primarily related to the buyout of the original lessor's interest under bankruptcy proceedings, which the Company has elected to amortize over the remaining lease term. Rent expense for the years ended June 30, 2001 and 2000 was approximately $378,000 and $348,000, respectively. Future minimum rentals as of June 30, 2001 under all noncancellable operating leases are:

        Fiscal year ending June 30, 2002            $112,500
        Fiscal year ending June 30, 2003              56,250
                                                    --------

                                                    $168,750
                                                    ========

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


(b) Contingencies

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

On March 18, 1999, in the Supreme Court of the State of New York for the County of Kings, the Weeks-Lerman Group, LLC ("Weeks-Lerman") brought suit against the Company alleging that it provided the Company with work, labor and services and/or sold and delivered goods to the Company in the amount of approximately $76,000. The Company negotiated and satisfied a settlement with Weeks-Lerman during the third quarter of fiscal 2001 for approximately $41,000.

On October 20, 1999, Union Telecard Alliance LLC ("Union") filed suit entitled Union Telecard Alliance LLC v DigiTEC 2000, Inc., TecNet Inc. in Supreme Court of the State of New York, New York County against the Company to recover approximately $600,000 for cards sold to the Company. In February of 2000, the Company filed its answer along with a third-party complaint against IDT Corporation, the majority owner of Union, for $2.5 million. Presently, the Company is exploring settlement possibilities with both Union and IDT. The Company is not in a position to express an opinion as to the probable outcome of this matter.

(c) Regulatory Requirements

The Company is currently evaluating various tax and other regulatory assessments to determine their overall applicability to its current operations. As the Company's operations continue to expand, the Company may become subject to additional tariffs and both state and federal regulatory charges. In connection with a verbal agreement with TecNet entered into during fiscal year 2001, the Company is responsible for filing and remitting excise taxes on prepaid phone card sales. During the fiscal year ended June 30, 2001, the Company accrued approximately $2,260,000 for current year federal excise taxes and approximately $453,000 in related penalties/interest on outstanding balances owed under the applicable quarterly federal excise tax returns. Additionally, the Company made approximately $995,000 in payments for federal excise taxes during fiscal 2001.

5. Stockholders' Equity:

(a) Series A Convertible Preferred Stock

The outstanding Series A Preferred Stock is convertible into 731,462 shares of the Company's common stock at the conversion rate of 11.9814 common shares for each preferred share. The Certificate of Designation for the Series A Convertible Preferred Stock provides for certain voting, liquidation and registration rights for the holder. The Company may call the redemption of each share of Series A Convertible Preferred Stock at any time for $100 per share plus applicable accrued dividends, if any.

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


(b) Stock Options and Warrants

In 1998, the Company's stockholders approved the Company's stock incentive plan which provides for the granting of up to 1,600,000 shares of Common Stock. The plan has reserved authorized, but unissued, shares of Common Stock for issuance of both Qualified Stock Options and Non-Qualified Stock Options to employees and directors of the Company. The Company calculated the fair value of each stock option and stock warrant at the grant date utilizing the Black-Scholes option-pricing model.

A summary of stock option activity under the Company's stock option plan is as follows:

                                                                Weighted Average
                                                  Shares         Exercise Price
                                                 ---------      ----------------

Outstanding at June 30, 1999:                      876,944              11.54
        Granted                                         --                 --
        Exercised                                       --                 --
        Canceled                                        --                 --
        Forfeited                                       --                 --
                                                 ---------        -----------
Outstanding at June 30, 2000:                      876,944        $     11.54
          Granted                                       --                 --
        Exercised                                       --                 --
        Canceled                                        --                 --
        Forfeited                                       --                 --
                                                 ---------        -----------
Outstanding at June 30, 2001:                      876,944        $     11.54
================================================================================


The following table summarizes the status of stock options outstanding and exerciseable at June 30, 2001:

                                          Stock Options Outstanding
                                          -------------------------

                                Total Number   Weighted-Average     Total Number
                                 Of Options        Remaining          of Options
                                Outstanding    Contractual Life     Exerciseable
                                ------------------------------------------------
Exercise Price
--------------

  $ 8.19                          200,000             6.68             200,000
  $ 8.25                          100,000             6.91             100,000
  $12.25                          200,000             6.26             200,000
  $13.00                           44,444              .10              44,444
  $13.20                          145,000             6.01             145,000
  $14.50                          187,500             5.77             187,500
                                  -------                              -------

                                  876,944                              876,944
                                  =======                              =======

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


Under the accounting provisions of SFAS No. 123, there were no adjustments to the Company's net loss and net loss per share from operations for the years ended June 30, 2001 and 2000, respectively.

The following table contains information on warrants for the two-year period ended June 30, 2001:
                                                                      Weighted
                                                                       average
                                    Warrant        Exercise price     exercise
                                    shares         range per share      price
------------------------------------------------------------------------------
Outstanding and exercisable,       3,133,334       $ 1.10 - 13.200   $   6.250
  June 30, 1999
Exercised                                 --       $            --   $      --
Expired                                   --       $            --   $      --
Granted                                   --       $            --   $      --
Exchanged                                 --       $            --   $      --
------------------------------------------------------------------------------
Outstanding and exercisable,       3,133,334       $ 1.10 - 13.200   $   6.250
  June 30, 2000
Exercised                                 --       $            --   $      --
Expired                           (1,333,334)      $         13.20   $   13.20
Granted                                   --       $            --   $      --
Exchanged                                 --       $            --   $      --
------------------------------------------------------------------------------
Outstanding and exercisable,
  June 30, 2001                    1,800,000       $         1.100   $   1.100
==============================================================================

The  weighted  average  remaining   contractual  life  of  the  outstanding  and
exercisable warrants as of June 30, 2001 is 2.84 years.

6. Net Loss Per Share:

The following table set forth the computation of basic and diluted net loss per common share from continuing operations:

Year ended June 30,                      2001          2000
-----------------------------------------------------------------
Numerator:
   Net loss from continuing
      operations available to
      common shareholders           $ (3,240,782)  $(4,449,526)
-----------------------------------------------------------------

Denominator:
   Denominator for basic and
      diluted earnings (loss) per
      share - weighted average
      common shares outstanding        7,058,998      7,058,998

=================================================================
Basic and diluted loss per common
   share - continuing operations    $      (0.46)  $      (0.64)
=================================================================

7. Income Taxes:

The Company had no federal or state income tax expense for the years ended June 30, 2001 and 2000 as a result of net losses.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the period in which the temporary differences become deductible. Based on the Company's historical results of operations, management has established a valuation allowance for the portion of the deferred tax assets for which it is more likely than not that the benefit will not be realized.

The components of the Company's recorded deferred tax assets at June 30, 2001 are as follows:


Net operating loss carryforwards                                  $  13,151,000
Allowance for doubtful accounts                                         894,000
Intangible assets                                                       315,000
Accrued taxes                                                         1,022,000
Allowance for sales returns                                             183,000
Officer/Director's compensation                                         147,000
Other                                                                    27,000
                                                                  --------------
                                                                  $  15,739,000
Valuation allowance for deferred tax assets                         (15,739,000)
                                                                  --------------

Net deferred tax asset                                            $           -
                                                                  ==============

The net operating loss carryforwards of approximately $29,000,000 at June 30, 2001 are available to offset future Federal taxable income, if any, and expires in various years through 2020. There may be some limitations on the use of the net operating loss carryforwards under Internal Revenue Code Section 382 ownership change rules.

8. Unaudited Quarterly Financial Data:

                                                       Quarter Ended

                                       September 30,                   December 31,
                                   2000            1999            2000            1999
                               ==============================================================
Net sales                      $ 8,874,653     $ 2,887,504     $14,496,022     $ 3,331,102

Gross profit                     1,076,157         715,524       2,015,224         445,530

Net loss                        (1,001,790)      (666,119)        (308,143)     (1,464,305)

Net loss per share                   (0.14)         (0.09)           (0.04)          (0.21)

                                                       Quarter Ended

                                        March 31,                      June 30,
                                  2001          2000            2001            2000
                               ===========================================================

Net sales                      $14,980,322     $ 3,314,592     $11,958,226    $ 4,199,921

Gross profit                     1,936,835         152,215         903,536        277,104

Net loss                          (158,149)     (1,359,608)     (1,772,700)    (1,009,494)

Net loss per share                   (0.02)          (0.19)          (0.26)         (0.15)

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Consolidated Financial Statements (Cont.)
                                  June 30, 2001


9.  Supplemental Cash Flow Information

Cash paid for interest during the years ended June 30, 2001 and 2000 was approximately $61,000 and $209,000, respectively.


10.  Subsequent Events:

a. On July 3, 2001, the Board of Directors of DigiTEC decided to reorganize the POS TEC from an LLC to a Chapter C corporation to enable the POS TEC to raise additional capital from other investors. DigiTEC formed a new Nevada corporation, Everything Prepaid, Inc. ("EP").

EP was organized with authorized capital of 10,000,000 of common stock and 1,000,000 of preferred stock with all shares having a $.01 par value. The preferred stock may be issued with such relative rights, privileges and qualifications as determined by EP's Board of Directors. Upon its organization EP issued 1,000 shares of its common stock to DigiTEC for $1,000. POS TEC was then merged into EP with DigiTEC receiving 99,000 shares of EP's common stock. At the time of the merger, DigiTEC and TecNet, Inc. each agreed to convert certain intercompany debt and trade payables of POS TEC assumed by EP in the Merger into shares of EP's common stock at $1.00 per share resulting in the issuance of 911,427 shares to TecNet, Inc. and 988,573 shares to DigiTEC.

On September 27, 2001 and after unsuccessful attempts to raise additional capital for EP, DigiTEC concluded that it was unable to assist or participate in the further necessary financing of EP and approved a transaction in which an aggregate of 8,000,000 shares of EP's common stock were sold at $.25 per share for total proceeds of $2,000,000. The purchasers of this stock include: (i) Telephone Electronics Corporation (TEC), a principal shareholder of DigiTEC;
(ii) TecNet, Inc., a wholly owned subsidiary of TEC; (iii) persons who are principals or associates of TEC or TecNet, Inc.; (iv) affiliates of EP; and (v) the President of DigiTEC.

b. TecNet continues to provide consulting services, financing and telecommunications support. The Company has continued to be financed through advances from its joint customer deposit account with TecNet, Inc. with the acquiescence of TecNet, Inc. As there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

c. On January 11, 2002, the Company's Board of Directors accepted an informal verbal offer from TecNet and/or a group of its associates to loan up to $1,200,000 to the Company. The terms of the proposed loan call for the payment of interest only for 12 months with amortization of the loan over the following 36 months to be secured by the Company's accounts receivable and such other terms as are negotiated between the parties. Pending completion of the loan, the Company will have to rely upon additional advances from the joint customer deposit account.


                                                                                          DigiTEC 2000, Inc.
                                                                                              and Subsidiary

                                                             Schedule II - Valuation and Qualifying Accounts
============================================================================================================
                                  Balance at     Charged to                                      Balance at
                                  beginning      costs and         Other                           end of
                                  of period       expenses        charges        Deductions(1)     period
============================================================================================================
Year ended June 30, 2001
------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted from asset accounts:
    Allowance for bad debts      $1,817,657      $  306,976       $       --      $  222,137     $1,902,496
    Allowance for prepaid card
      inventory obsolescence     $       --      $   51,359       $       --      $       --     $   51,359

Reserves and allowances not deducted from asset accounts:
    Allowance for sales returns  $       --      $1,407,100       $       --      $       --     $1,407,100
============================================================================================================
Year ended June 30, 2000
------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted from asset accounts:
    Allowance for bad debts      $  847,000      $1,025,000       $       --      $   54,343      $1,817,657
============================================================================================================

(1) Amount represents write-offs of customer accounts receivable against the allowance for bad debt reserve account.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on January 21, 2002.

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

       Signature                       Title                        Date
       ---------                       -----                        ----

/s/ Frank C. Magliato         President and Chief             January 21, 2002
------------------------      Executive Officer,
Frank C. Magliato             Chairman of the
                              Board of Directors and
                              Chief Financial Officer


/s/ Diego E. Roca             Senior Vice President,          January 21, 2002
------------------------      Chief Accounting Officer,
Diego E. Roca                 Secretary Treasurer and
                              Director


/s/ Francis J. Calcagno       Director                        January 21, 2002
------------------------
Francis J. Calcagno


/s/ Lori Ann Perri            Director                        January 21, 2002
------------------------
Lori Ann Perri


/s/ Cloyce C. Clark, Jr.      Director                        January 21, 2002
------------------------
Cloyce C. Clark, Jr.