Form 10QSB
period 2001-09-30
DIGITEC 2000 INC
filed 2002-01-25
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share (the "Common Stock") as of September 30, 2001 was 7,058,998.

================================================================================

                               DigiTEC 2000, INC.
                               INDEX TO FORM 10-QSB




                                                                         Page(s)
                                                                         -------



PART I -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements

Condensed Consolidated Balance Sheet as of September 30,
2001 (Unaudited)........................................................       3

Condensed Consolidated Statements of Loss for the Three
Months Ended September 30, 2001 and September 30,
2000 (Unaudited)........................................................       4

Condensed Consolidated Statement of Stockholders' Deficit for the
Three MonthsEnded September 30, 2001 (Unaudited)........................       5

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended September 30, 2001 and September 30, 2000 (Unaudited)......       6

Notes to Condensed Consolidated Financial Statements (Unaudited)........  7 - 10


ITEM 2 -- Management's Discussion and Analysis of Financial

Condition and Results of Operations..................................... 11 - 14


ITEM 3--Quantitative and Qualitative Disclosures About Market Risk......      14


Signatures..............................................................      15

                                                              DigiTEC 2000, Inc.
                                                                  and Subsidiary

                Condensed Consolidated Balance Sheet (Unaudited)
================================================================================

                                                              September 30, 2001
--------------------------------------------------------------------------------

Assets:
Current:
 Cash and cash equivalents                                         $    284,488
 Accounts receivable, net of allowance for bad
  debts of $1,917,682                                                 2,171,760
 Inventory, net of allowance for obsolescence of $46,513              1,229,284
 Prepaid expenses and other                                             212,345
--------------------------------------------------------------------------------

Total Current Assets                                                  3,897,877

Property and equipment, net of accumulated
 depreciation of $294,106                                               349,248
Other assets                                                            181,861
--------------------------------------------------------------------------------

Total Assets                                                       $  4,428,986
================================================================================

Liabilities and Stockholders' Deficit
Current:
 Notes and accounts payable to TecNet, Inc.                        $ 16,591,858
 Accounts payable - trade                                             1,259,757
 Accrued taxes and penalties                                          2,697,120
 Accounts payable and accrued expenses                                  781,484
 Accrued legal expenses                                                 816,834
 Allowance for sales returns                                          1,221,703
 Short term loans payable                                             1,144,031
--------------------------------------------------------------------------------

Total Liabilities                                                    24,512,787
--------------------------------------------------------------------------------

Deferred gain on disposition of subsidiary                              911,427
--------------------------------------------------------------------------------

Commitments and Contingencies                                                 -
--------------------------------------------------------------------------------
Stockholders' Deficit
 Series A  Convertible  Preferred  Stock,  $.001  par  value,
   1,000,000 shares authorized; 61,050 shares issued
   and outstanding; $100 per share liquidation preference                    61
 Common Stock, $.001 par value, 100,000,000 shares
   authorized; 7,058,998 shares issued and outstanding                    7,059
 Additional paid-in-capital                                          17,184,318
 Accumulated deficit                                                (38,186,666)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (20,995,228)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        $  4,428,986
================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.



                                                                   DigiTEC 2000, Inc.
                                                                       and Subsidiary

                                 Condensed Consolidated Statements of Loss (Unaudited)
======================================================================================

                                                      Three Months Ended September 30,
                                                             2001           2000
--------------------------------------------------------------------------------------
Net sales                                                $ 4,328,679     $ 8,874,653
Cost of sales, primarily TecNet                            3,932,659       7,798,496
--------------------------------------------------------------------------------------

      Gross profit                                           396,020       1,076,157

Selling, general and administrative
    expenses                                               1,387,694       1,913,815
--------------------------------------------------------------------------------------

      Loss before other income
        (expenses)                                          (991,674)       (837,658)

--------------------------------------------------------------------------------------
Other income (expenses):
    Interest expense                                        (258,156)       (191,119)
    Other income                                              45,947          26,987
--------------------------------------------------------------------------------------

         Other expenses                                     (212,209)       (164,132)
--------------------------------------------------------------------------------------

Net loss                                                 $(1,203,883)    $(1,001,790)
======================================================================================
Net loss per common share-basic
    and diluted                                          $    ( 0.17)    $     (0.14)
======================================================================================
Weighted average number of common and common
    equivalent shares outstanding used
    in basic and diluted computations                      7,058,998       7,058,998
======================================================================================

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


                                                              Three Months Ended September 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock        Common Stock                                                 Total
                                   ---------------     -----------------         Additional        Accumulated     stockholders'
                                   Shares   Amount     Shares      Amount      paid-in capital       deficit          deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2001              61,050   $ 61       7,058,998  $ 7,059     $ 17,152,818        $(36,982,783)   $(19,822,845)

   Contributed Capital                                                              31,500                              31,500

   Net loss                                                   --       --               --          (1,203,883)     (1,203,883)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001        61,050   $ 61       7,058,998  $ 7,059     $ 17,184,318        $(38,186,666)   $(20,995,228)
================================================================================================================================

                          See accompanying notes to Condensed Consolidated Financial Statements.




                                                                           DigiTEC 2000, Inc.
                                                                               and Subsidiary

                                   Condensed Consolidated Statements of Cash Flows (Unaudited)
==============================================================================================

                                                              Three Months Ended September 30,
                                                                   2001              2000
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $(1,203,883)       $(1,001,790)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
        Provision for bad debts - net                              15,010             85,580
        Sales returns                                            (185,397)                 -
        Provision for inventory obsolescence                       24,932                  -
        Depreciation                                               37,725             17,828
        Amortization of intangible assets                             895             23,735
        Deferred rent                                                   -             (1,785)
        Loss on disposal of assets                                 19,600                  -
        Services provided by shareholder                           31,500             30,000
        (Increase) decrease in:
          Accounts receivable                                   1,029,595           (500,380)
          Inventory                                              (170,624)            91,779
          Prepaid expenses and other                             (169,686)          (146,685)
        Increase (decrease) in:
          Accrued taxes and penalties                            (140,847)                 -
          Accounts payable and accrued expenses,
            including TecNet                                   (1,041,267)           908,125
----------------------------------------------------------------------------------------------
           Net cash used in operating activities               (1,752,447)          (493,593)
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                           (113,711)           (22,206)
----------------------------------------------------------------------------------------------
           Net cash used in investing activities                 (113,711)           (22,206)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of short term loans                    1,144,031                  -
  Proceeds from issuance of TecNet notes                                -          1,732,000
  Repayment of notes payable                                            -           (317,000)
----------------------------------------------------------------------------------------------
           Net cash provided by financing activities            1,144,031          1,415,000
----------------------------------------------------------------------------------------------

           Net (decrease)increase in
             cash and cash equivalents                           (722,127)           899,201

Cash and cash equivalents beginning of period                   1,006,615          1,165,854
----------------------------------------------------------------------------------------------
Cash and cash equivalents end of period                       $   284,488        $ 2,065,055
==============================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

(a)   ORGANIZATION OF BUSINESS

The Company was organized as a Nevada corporation in May 1987 under the name Yacht Havens International Corp, which was subsequently changed in July of 1995 to Promo Tel, Inc. ("Promo Tel-Nevada"). In August of 1995, Promo Tel-Nevada merged with Promo Tel, Inc. ("Promo Tel-Delaware"), a Delaware corporation, exchanging 1,333,334 shares of the Company's previously unissued and unregistered common stock for all of the outstanding shares of common stock of Promo Tel-Delaware. In October of 1996, the Company formally amended its Articles of Incorporation to change the legal name of the Company to DigiTEC 2000, Inc. ("DigiTEC").

(b)   NATURE OF OPERATIONS

DigiTEC and its wholly owned subsidiary POS TEC (collectively the "Company") are primarily engaged in the creation, distribution and marketing of consumer prepaid telephone calling cards. The Company's prepaid cards provide consumers with a competitive alternative to the traditional pre-subscribed long-distance telecommunications services, credit/calling cards and conventional coin and other operator assisted long-distance services. It currently markets its prepaid products throughout the New York/New Jersey metropolitan area. The Company sells its prepaid telephone cards in approximately 100 cities in twenty-nine U.S. states.

In November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company and to finance its current operations. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of 10% demand promissory notes. Although TecNet has not made any formal demands for the repayment of the advances, no formal written agreement exists between the Company and TecNet to support TecNet's continuing deferral of repayment on such notes. As of September 30, 2001 (and through the issuance date of this filing), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

(c)   BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of DigiTEC and those of its wholly owned subsidiary, POS TEC. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although the Company believes that the disclosures included on the face of the interim consolidated financial statements and in the accompanying footnotes are adequate to ensure that the information presented is not misleading, certain key information and disclosures have been condensed or otherwise omitted pursuant to the SEC rules and regulations noted above. The financial information presented for the three months ended September 30, 2001 has not been audited by independent auditors; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in operating results for the three month period ended September 30, 2001 and are not necessarily indicative of the results that may be expected for a full fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation.

The information outlined in this Form 10-QSB should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)


The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's recurring losses from operations, accumulated deficit, negative working capital and significant arrearages on trade and other payables, such realization of assets and satisfaction of liabilities are subject to significant uncertainty. The unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is highly dependent in the near term on both the willingness and ability of TecNet to finance the Company's telecommunications products and services and working capital shortfalls, and the ability of the Company and TecNet to provide reliable and competitive prepaid telephone cards. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations, or to provide the Company with bundled prepaid calling cards at comparable rates in future periods. TecNet is a wholly owned subsidiary of Telephone Electronics Corporation ("TEC") and is a holder of approximately 21% of DigiTEC's outstanding common stock. Additionally, the Company's overall stability is highly dependent upon its ability to raise working capital, to increase market share while developing existing markets and improving overall customer retention, to achieve profitable operations and to generate sufficient cash flows from operating and financing activities to meet its obligations as they become due.

(d)   REVENUE RECOGNITION

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

(e)   DEFERRED INCOME TAXES

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

(f)   RECENT ACCOUNTING PRONOUNCEMENTS

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

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)


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

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on July 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

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

(g)  SEGMENT DISCLOSURES

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

(h)   RELATED PARTY TRANSACTIONS

TecNet continues to provide consulting services, financing and telecommunications support to the Company on an on-going basis. As the primary provider of bundled prepaid calling card services to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards, TecNet provided approximately $2.2 million in telecommunications services for the three month period ended September 30, 2001. In addition, TecNet provided approximately $32,000 of consulting services to the Company during the quarter ended September 30, 2001, which have been accounted for as a capital contribution.

                        DigiTEC 2000, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements (Unaudited)



However, as there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

Short term loans of approximately $1.1 million were issued by various related parties to Everything Prepaid, Inc. during the quarter ended September 30, 2001, until such time as the reorganization of POSTEC/Everything Prepaid, Inc. could be finalized. The $1.1 million in short term loans were subsequently converted into common stock of Everything Prepaid, Inc. after September 30, 2001, as further discussed in footnote 1(i) below.

(i)   REORGANIZATION OF POS TEC

On July 3, 2001, the Board of Directors of DigiTEC decided to reorganize POS TEC from an LLC to a Chapter C corporation to enable POS TEC to raise additional capital from other investors. DigiTEC formed a new Nevada corporation, Everything Prepaid, Inc. ("EP").

EP was organized with authorized capital of 10,000,000 of common stock and 1,000,000 of preferred stock with all shares having a $.01 par value. The preferred stock may be issued with such relative rights, privileges and qualifications as determined by EP's Board of Directors. Upon its organization EP issued 1,000 shares of its common stock to DigiTEC for $1,000. POS TEC was then merged into EP with DigiTEC receiving 99,000 shares of EP's common stock. At the time of the merger, DigiTEC and TecNet, Inc., an indirect 21% owner of DigiTEC, each agreed to convert certain intercompany debt and trade payables of POS TEC assumed by EP in the Merger into shares of EP's common stock at $1.00 per share resulting in the issuance of 911,427 shares to TecNet, Inc. and 988,573 shares to DigiTEC. As a result of the merger, the Company deferred a net gain of $911,427 representing the conversion of certain temporary loans due to TecNet, Inc. The gain will remain deferred until certain factors are present, including EP's ability to generate cash flows from operating activities.

On September 27, 2001 and after unsuccessful attempts to raise additional capital for EP, the Company concluded that it was unable to assist or participate in the further necessary financing of EP and approved a transaction in which an aggregate of 8,000,000 shares of EP's common stock were sold on October 2, 2001 at $.25 per share for total proceeds of $2,000,000. The purchasers of this stock include: (i) Telephone Electronics Corporation (TEC), a principal shareholder of DigiTEC; (ii) persons who are principals or associates of TEC or TecNet, Inc.; (iii) affiliates of EP; and (iv) the President of DigiTEC. As a result of the additional $2 million capitalization, the Company's ownership percentage in EP was reduced to approximately 11%, and therefore EP will be accounted for as an investee and no longer included within the consolidated financial statements of the Company effective October 2, 2001.

(j)   SUBSEQUENT EVENTS

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

The Company's total revenues were approximately $50,309,000, $13,733,000, and $10,395,000, and its net losses were approximately $3,241,000, $4,500,000, and $13,567,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

The Company believes that future growth is dependent on the continued receipt of operational and financial support from TecNet, providing customers with a high quality prepaid product at a competitive price, and the ability to obtain competitive bundled prepaid cards from TecNet on favorable terms. However, there can be no assurance that the Company will continue to receive the support of TecNet or be able to achieve favorable operating results in future periods.

OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES:

Sales, net of discount and returns, decreased approximately $4.5 million (51%) to approximately $4.3 million for the three month period ended September 30, 2001 as compared to approximately $8.9 million for the three month period ended September 30, 2000. The Company attributes the decrease of approximately $5.2 million in net sales on its prepaid calling card products to increases in per-minute rates on its prepaid calling cards which impacted volume, which is offset against an increase in net prepaid wireless sales of approximately $634,000. The Company expects to increase overall sales in future periods by working directly with TecNet to introduce new products which are cost competitive and will focus on the specific needs of its target markets. In addition, the Company expects to utilize its future cash flows from operations for the expansion of its existing master distributor network and other distribution channels and the development of prospective markets for its prepaid products.

COST OF SALES:

The Company's cost of sales decreased approximately $3.9 million (50%) to approximately $3.9 million for the three month period ended September 30, 2001 as compared to approximately $7.8 million for the three month period ended September 30, 2000. The overall cost of sales decrease is directly related to the decreased volume of prepaid cards sales discussed above.

GROSS PROFIT:

The Company realized a gross profit of approximately $396,000 for the three month period ended September 30, 2001 as compared to a gross profit of approximately $1.1 million for the three month period ended September 30, 2000. The gross profit decline is due to the overall decrease in the volume of prepaid card sales noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

The Company's selling, general and administrative expenses decreased approximately $526,000 (27%) to approximately $1.4 million for the three month period ended September 30, 2001 as compared to approximately $1.9 million for the three month period ended September 30, 2000. The overall decrease is related to the combined effect of several factors. Factors directly related to the significant decrease in overall sales of the Company's prepaid cards during the quarter ended September 30, 2001 include an overall decrease in federal excise taxes of approximately $263,000, decreased shipping and fulfillment charges of approximately $34,000, and a decrease of approximately $40,000 in advertising and promotional expenses. In addition, the Company experienced a decrease in payroll and employee benefit costs of approximately $99,000 and a decrease in contract labor cost of approximately $21,000 due primarily to a decrease in the total number of employees of the Company attributable to the reduced sales volumes noted above. Other contributing factors include decreased rent expenses of approximately $50,000, an overall decrease in office and office related expenses of approximately $16,000, a decrease in bank charges of approximately $4,000, professional services expenses decreased approximately $54,000, and decreased depreciation and amortization charges of approximately $3,000. Offsetting factors include an increase in telephone expense of approximately $39,000, an increase in travel and business related expenditures of approximately $11,000 and an overall increase in repair and maintenance expenses of approximately $8,000.

LOSS BEFORE OTHER INCOME (EXPENSES):

The Company's loss before other income (expenses) of approximately $992,000 for the three month period ended September 30, 2001 increased approximately $154,000 (18%) as compared to the loss before other income (expenses) of approximately $838,000 for the three month period ended September 30, 2000. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

OTHER INCOME (EXPENSES):

The Company's other income (expenses) changed approximately $48,000 (30%) to approximately $212,000 (expense, net), for the three month period ended September 30, 2001 as compared to approximately $164,000 (expense, net), for the three month period ended September 30, 2000. The overall change is primarily due to an increase in current period interest expense of approximately $67,000 related to the 10% demand promissory notes payable to TecNet and an increase in penalties and interest attributed to accrued federal excise tax obligations of approximately $104,000.

NET LOSS:

The Company's net loss of approximately $1,204,000 for the three month period ended September 30, 2001 increased by approximately $202,000 (20%) as compared to the net loss of approximately $1,002,000 for the three month period ended September 30, 2000. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).


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

The Company's major components of cash flow are as follows:


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2001               2000
                                                 ------------       ------------
Net cash used in operating activities.........   $(1,752,447)       $  (493,593)

Net cash used in investing activities.........      (113,711)           (22,206)

Net cash provided by financing activities.....     1,144,031          1,415,000
                                                 -----------         ----------
Net change in cash and cash equivalents.......   $  (722,127)        $  899,201
                                                 ===========         ==========


The Company's net cash used in operating activities increased approximately $1.3 million (255%) to $(1,752,447) for the three months ended September 30, 2001 as compared to $(493,593) for the three months ended September 30, 2000. The overall increase in net cash used in operating activities for the three months ended September 30, 2001 is related to the combined effect of several key factors. These include an decrease in the allowance for sales returns of approximately $185,000, an increase in the collection velocity of accounts receivable of approximately $1.5 million, a decrease in the net loss of approximately $36,000, a decrease in the cash flow effect of accounts payable and other accrued expenses of approximately $1.9 million, a decrease in the cash flow effect of accrued taxes and penalties of approximately $141,000, an increase in the cash flow effect of prepaid expenses and other assets of approximately $23,000, and an increase in the cash flow effect of inventory of approximately $262,000.

Cash used in investing activities for the three months ended September 30, 2001 and 2000 is related solely to capital expenditures of approximately $114,000 for the three months ended September 30, 2001 and approximately $22,000 for the three months ended September 30, 2000.

During the three months ended September 30, 2001, cash provided from financing activities related solely to the issuance of approximately $1.1 million in short-term debt to a related party of the Company. During the three months ended September 30, 2000, cash provided from financing activities related primarily to the issuance of approximately $1.7 million of 10% demand promissory note to TecNet, the repayment of approximately $17,000 in principal on an outstanding loan with a family member of an officer/director of the Company, and the repayment of approximately $300,000 in principal to the holders of the $1.2 million promissory notes.

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

For the three months ended September 30, 2001, the Company experienced an operating loss of approximately $1.0 million and used approximately $1.7 million of cash in operating activities. The Company's cash position at September 30, 2001 approximated $284,000 and its working capital deficit approximated $20.6 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to material market risk. The carrying values of financial instruments, including cash and notes payable at September 30, 2001 approximates fair value as of such date, due to the short-term maturity of such instruments and the fact that the underlying interest rates approximates current market rates of interest.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 25, 2002              DigiTEC 2000, Inc.
                                    (Registrant)


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


     January 25, 2002               By: /s/ Diego E. Roca
                                        ----------------------------------------
                                        Diego E. Roca
                                        Senior Vice President, Chief
                                        Accounting Officer, Treasurer,
                                        Secretary and Director