Form 10QSB
period 2001-12-31
DIGITEC 2000 INC
filed 2002-02-14
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share (the "Common Stock") as of December 31, 2001 was 7,058,998.

================================================================================



                               DigiTEC 2000, INC.
                               INDEX TO FORM 10-QSB




                                                                                    Page(s)
                                                                                    -------


PART I -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements

Condensed Balance Sheet as of December 31, 2001 (Unaudited)........................       3

Condensed Statements of Loss for the Three Months and Six
Months Ended December 31, 2001 and December 31, 2000 (Unaudited)...................       4

Condensed Statement of Stockholders' Deficit for the Six Months
Ended December 31, 2001 (Unaudited)................................................       5

Condensed Statements of Cash Flows for the Six Months Ended
December 31, 2001 and 2000 (Unaudited).............................................   6 - 7

Notes to Condensed Financial Statements (Unaudited)................................  8 - 11


ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations................................................ 12 - 16


ITEM 3--Quantitative and Qualitative Disclosures About Market Risk.................      16

Signatures.........................................................................      17


                                                              DigiTEC 2000, Inc.
                                             Condensed Balance Sheet (Unaudited)
================================================================================

                                                               December 31, 2001
--------------------------------------------------------------------------------

Assets:
Current:
 Cash and cash equivalents                                         $    155,766
 Accounts receivable, net of allowance for bad
  debts of $2,092,683                                                 2,868,767
 Inventory, net of allowance for obsolescence of $30,037                718,336
 Prepaid expenses and other current assets                               38,902
--------------------------------------------------------------------------------

Total Current Assets                                                  3,781,771

Property and equipment, net of accumulated
 depreciation of $261,254                                               130,272
Other assets                                                            156,335
--------------------------------------------------------------------------------

Total Assets                                                       $  4,068,378
================================================================================

Liabilities and Stockholders' Deficit
Current Liabilities:
 Notes and accounts payable to TecNet, Inc.                        $ 17,968,327
 Accounts payable - trade                                             1,058,991
 Accrued taxes and penalties                                          2,714,135
 Accounts payable and accrued expenses                                  741,420
 Accrued legal expenses                                                 829,663
 Allowance for sales returns                                          1,293,663
--------------------------------------------------------------------------------

Total Current Liabilities                                            24,606,199
--------------------------------------------------------------------------------

Commitments and Contingencies                                                 -
--------------------------------------------------------------------------------

Stockholders' Deficit
 Series A Convertible Preferred Stock, $.001 par value,
   1,000,000 shares authorized; 61,050 shares issued
   and outstanding; $100 per share liquidation preference                    61
 Common Stock, $.001 par value, 100,000,000 shares
   authorized; 7,058,998 shares issued and outstanding                    7,059
 Additional paid-in-capital                                          18,751,151
 Accumulated deficit                                                (39,296,092)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (20,537,821)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        $  4,068,378
================================================================================


            See accompanying notes to Condensed Financial Statements.


                                                                                     DigiTEC 2000, Inc.
                                                      Condensed Statements of Income (Loss) (Unaudited)
=======================================================================================================

                                    Three Months Ended December 31,      Six Months Ended December 31,

                                         2001              2000                2001           2000

-------------------------------------------------------------------------------------------------------

Net sales                           $ 1,933,067       $14,496,022          $ 6,261,746    $23,370,675
Cost of sales, primarily TecNet       1,898,833        12,480,798            5,831,492     20,279,294
-------------------------------------------------------------------------------------------------------

      Gross profit                       34,234         2,015,224              430,254      3,091,381

Selling, general and
    administrative expenses             804,053         2,442,173            2,191,747      4,355,988
-------------------------------------------------------------------------------------------------------

      Loss before other income
        (expenses)                     (769,819)         (426,949)          (1,761,493)    (1,264,607)
-------------------------------------------------------------------------------------------------------
Other income (expenses):
    Interest expense                   (285,376)         (233,924)            (543,532)      (425,043)
    Other income (expense)              (54,231)          352,730               (8,284)       379,717
-------------------------------------------------------------------------------------------------------

         Other income (expenses)        339,607           118,806              551,816        (45,326)
-------------------------------------------------------------------------------------------------------

Net loss                            $(1,109,426)      $  (308,143)         $(2,313,309)   $(1,309,933)
=======================================================================================================
 Net loss per common share-basic
     and diluted                    $     (0.16)      $     (0.04)         $     (0.33)   $     (0.19)
 ======================================================================================================
 Weighted average number of common
     and common equivalent shares
     outstanding used in basic and
     diluted computations             7,058,998         7,058,998            7,058,998      7,058,998
=======================================================================================================

                    See accompanying notes to Condensed Financial Statements.



                                                                                                             DigiTEC 2000, Inc.
                                                                                                                 and Subsidiary

                                                                        Condensed Statement of Stockholders' Deficit (Unaudited)
================================================================================================================================


                                                              Six Months Ended December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock        Common Stock                                                 Total
                                   ---------------     -----------------         Additional        Accumulated     stockholders'
                                   Shares   Amount     Shares      Amount      paid-in capital       deficit          deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2001              61,050   $ 61       7,058,998  $ 7,059     $ 17,152,818        $(36,982,783)   $(19,822,845)

Contributed Capital                                                                 63,000                              63,000

Disposition of subsidiary              --     --              --       --        1,535,333                  --       1,535,333

Net loss                               --     --              --       --               --          (2,313,309)     (2,313,309)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001         61,050   $ 61       7,058,998  $ 7,059     $ 18,751,151        $(39,296,092)   $(20,537,821)

================================================================================================================================





                                  See accompanying notes to Condensed Financial Statements.



                                                                        DigiTEC 2000, Inc.
                                            Condensed Statements of Cash Flows (Unaudited)
==========================================================================================

                                                            Six Months Ended December 31,
                                                                2001             2000
------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                 $(2,313,309)       $(1,309,933)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Provision for bad debts - net                               215,233            104,948
   Sales returns                                              (113,437)                 -
   Provision for inventory obsolescence                         36,248                  -
   Depreciation                                                 52,812             37,191
   Amortization of intangible assets                            23,201             47,470
   Deferred rent                                                     -             (3,570)
   Loss on disposal of assets                                   19,600                  -
   Services provided by shareholder                             63,000             30,000
 Changes in operating assets and liabilities;
   net of the effects from acquisitions and
     divestitures:
   (Increase) decrease in:
     Accounts receivable - net                                 (27,255)        (4,157,971)
     Inventory                                                (139,136)          (395,175)
     Prepaid expenses and other                                (99,201)          (212,017)
   Increase (decrease) in:
     Accrued taxes and penalties                               (50,280)                 -
     Accounts payable and accrued expenses
       including TecNet                                        563,484          2,947,504
------------------------------------------------------------------------------------------
       Net cash used in operating activities                (1,769,040)        (2,911,553)
------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                        (115,205)           (36,958)
  Net cash sold in divestiture of subsidiary                  (110,635)                 -
------------------------------------------------------------------------------------------
       Net cash used in investing activities                  (225,840)           (36,958)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from short term loans                             1,144,031                  -
  Proceeds from TecNet notes                                         -          2,640,000
  Repayment of notes payable                                         -           (617,000)
------------------------------------------------------------------------------------------
       Net cash provided by financing activities             1,144,031          2,023,000
------------------------------------------------------------------------------------------

       Net decrease in cash and cash equivalents              (850,849)          (925,511)

Cash and cash equivalents beginning of period                1,006,615          1,165,854
------------------------------------------------------------------------------------------
Cash and cash equivalents end of period                    $   155,766        $   240,343
==========================================================================================

              See accompanying notes to Condensed Financial Statements.


                                                                        DigiTEC 2000, Inc.
                                            Condensed Statements of Cash Flows (Continued)
                                            Supplemental Cash Flow Information (Unaudited)
==========================================================================================

                                                            Six Months Ended December 31,
                                                                2001             2000
------------------------------------------------------------------------------------------

Detail of divestitures:
   Current assets (other than cash)                        $   719,570        $         -
   Property and equipment - net of depreciation                205,383                  -
   Intangibles and other noncurrent assets                      14,373                  -
   Current liabilities                                      (1,673,867)                 -
   Disposition of investment in subsidiary                     623,906                  -
------------------------------------------------------------------------------------------
Net cash sold in divestitures of subsidiary                $  (110,635)       $         -
------------------------------------------------------------------------------------------
Short-term notes payable to TecNet converted
  into equity upon disposition of subsidiary               $   911,427        $         -
==========================================================================================



                See accompanying notes to Condensed Financial Statements.

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Condensed Financial Statements (Unaudited)



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

     (b)   NATURE OF OPERATIONS

     DigiTEC is primarily engaged in the creation, distribution and marketing of consumer prepaid telephone calling cards. The Company's prepaid cards provide consumers with a competitive alternative to the traditional pre-subscribed long-distance telecommunications services, credit/calling cards and conventional coin and other operator assisted long-distance services. It currently markets its prepaid products throughout the New York/New Jersey metropolitan area. The Company sells its prepaid telephone cards in approximately 100 cities in twenty-nine U.S. states.

     In November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet began to provide significant telecommunications services to the Company and to finance its current operations. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of 10% demand promissory notes. Although TecNet has not made any formal demands for the repayment of the advances, no formal written agreement exists between the Company and TecNet to support TecNet's continuing deferral of repayment on such notes. As of December 31, 2001 (and through the issuance date of this filing), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

     (c)   BASIS OF PRESENTATION

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although the Company believes that the disclosures included on the face of the interim Condensed Financial Statements and in the accompanying footnotes are adequate to ensure that the information presented is not misleading, certain key information and disclosures have been condensed or otherwise omitted pursuant to the SEC rules and regulations noted above. The presentation of such financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     The financial information presented for both the three months and six months ended December 31, 2001 has not been audited by independent auditors; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in operating results for both the three month and six month period ended December 31, 2001 and are not necessarily indicative of the results that may be expected for a full fiscal year. The information outlined in this Form 10-QSB should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Condensed Financial Statements (Unaudited)

     The accompanying unaudited Condensed Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's recurring losses from operations, accumulated deficit, negative working capital and significant arrearages on trade and other payables, such realization of assets and satisfaction of liabilities are subject to significant uncertainty. The unaudited Condensed Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     (d)   PRINCIPLES OF CONSOLIDATION

     The Condensed Financial Statements include the accounts of DigiTEC and all of its subsidiaries (collectively the "Company") in which it owns a majority interest. All significant intercompany transactions of consolidated subsidiaries have been eliminated.

     Investments in nonconsolidated companies in which the Company has a 20 to 50 percent interest or otherwise has the ability to exercise significant influence over the operating and financial policies are accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's proportionate share of undistributed earnings or losses of such companies. Investment ownership of less than 20 percent is accounted for under the cost method.

     As more fully described in footnote 1(j), the Company's Board of Directors approved a series of transactions resulting in the reorganization and merger of its subsidiary POS TEC Systems, LLC ("POS TEC"), with Everything Prepaid, Inc. ("EP"), due to the Company's inability to provide the requisite financing for POS TEC's current and future operations. As a result of the reorganization and dilution of ownership, POS TEC is no longer included within the consolidated financial statements of the Company effective October 2, 2001.

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

     (f)   DEFERRED INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Condensed Financial Statements (Unaudited)


     change. The Company has established a full valuation allowance against its entire net deferred tax asset due to uncertainty of realizing certain tax credits and loss carry forwards.

     (g)   RECENT ACCOUNTING PRONOUNCEMENTS

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

     (h)  SEGMENT DISCLOSURES

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

     (i)   RELATED PARTY TRANSACTIONS

     TecNet continues to provide consulting services, financing and telecommunications support to the Company on an on-going basis. As the primary provider of bundled prepaid calling card services to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards, TecNet provided approximately $1.8 million and $4.0 million in telecommunications services for the three month and six month period ended December 31, 2001. In addition, TecNet provided

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Condensed Financial Statements (Unaudited)

     approximately $32,000 and $63,000 of consulting services to the Company during the three months and six months ended December 31, 2001, which have been accounted for as a capital contributions.

     However, as there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

     (j)   REORGANIZATION OF POS TEC

     On July 3, 2001, the Board of Directors of DigiTEC decided to reorganize POS TEC from an LLC to a Chapter C corporation to enable POS TEC to raise additional capital from other investors. DigiTEC formed a new Nevada corporation, Everything Prepaid, Inc. ("EP").


     EP was organized with authorized capital of 10,000,000 of common stock and 1,000,000 of preferred stock with all shares having a $.01 par value. The preferred stock may be issued with such relative rights, privileges and qualifications as determined by EP's Board of Directors. Upon its organization EP issued 1,000 shares of its common stock to DigiTEC for $1,000. POS TEC was then merged into EP with DigiTEC receiving 99,000 shares of EP's common stock. At the time of the merger, DigiTEC and TecNet, Inc., an indirect 21% owner of DigiTEC, each agreed to convert certain intercompany debt and temporary loans of POS TEC assumed by EP in the Merger into shares of EP's common stock at $1.00 per share resulting in the issuance of 911,427 shares to TecNet, Inc. and 988,573 shares to DigiTEC.

     Short term loans of approximately $1.1 million were issued by various related parties to Everything Prepaid, Inc. during the quarter ended September 30, 2001, until such time as the reorganization of POSTEC/Everything Prepaid, Inc. could be finalized. The $1.1 million in short term loans were subsequently converted into common stock of Everything Prepaid, Inc., as further discussed below.

     On September 27, 2001 and after unsuccessful attempts to raise additional capital for EP, the Company concluded that it was unable to assist or participate in the further necessary financing of EP and approved a transaction in which an aggregate of 8,000,000 shares of EP's common stock were sold on October 2, 2001 at $.25 per share for total proceeds of $2,000,000. The purchasers of this stock include: (i) Telephone Electronics Corporation (TEC), a principal shareholder of DigiTEC; (ii) persons who are principals or associates of TEC or TecNet, Inc.; (iii) affiliates of EP; and (iv) the President of DigiTEC. As a result of the additional $2 million capitalization, the Company's ownership percentage in EP was reduced to approximately 11%, and therefore EP has been accounted for as an investee and no longer included within the consolidated financial statements of the Company effective October 2, 2001.

     As a result of the transactions noted above, the Company recognized a capital contribution of approximately $1.5 million, primarily related to the conversion of certain temporary loans due to TecNet and the infusion of cash by TEC, TecNet and other related/non-related investors for equity ownership in EP.

     (k)   SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Unaudited Condensed Financial Statements, including the notes thereto, and other detailed information regarding the Company included elsewhere in this Form 10-QSB. Certain statements set forth below regarding matters that are not historical facts, such as statements concerning the expansion and growth of the Company, future growth in the demand for prepaid phone cards and the Company's plans to become a sales, marketing and distribution company are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

The Company commenced operations under present management in 1995 to capitalize upon opportunities in the prepaid phone card sector of the long distance telecommunications market. The Company's target markets include ethnic communities with substantial international long distance calling requirements. The Company's prepaid phone cards provide consumers with a competitive alternative to traditional calling cards and presubscribed long distance telecommunications services. Retail rates in the international long distance market have declined in recent years and, as competition in this segment of the telecommunications industry continues to intensify, the Company believes that this downward trend in rates is likely to continue. Although there can be no assurance, the Company believes that any reduction in rates will be offset in whole or in part by efficiencies attributable to the planned expansion of the Company's services as well as by lower transmission costs per minute resulting from the Company's increased volume of minutes. In addition, the Company expects to produce favorable operating results in the future by increasing it's existing retail distribution market, to introduce new products to its target market which are cost competitive on a per minute basis and to capitalize upon economies of scale within existing markets.

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

OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

NET SALES:

Sales, net of discount and returns, decreased approximately $12.6 million (87%) to approximately $1.9 million for the three month period ended December 31, 2001 as compared to approximately $14.5 million for the three month period ended December 31, 2000. The Company attributes the overall decrease in net sales of its prepaid calling card products to increases in the per-minute rates on its prepaid calling cards. The Company expects to increase overall sales in future periods by working directly with TecNet to introduce new products which are cost competitive and which will focus on the specific needs of its target markets. In addition, the Company expects to utilize its future cash flows from operations for the expansion of its existing master distributor network and other distribution channels and the development of prospective markets for its prepaid products.

COST OF SALES:

The Company's cost of sales decreased approximately $10.6 million (85%) to approximately $1.9 million for the three month period ended December 31, 2001 as compared to approximately $12.5 million for the three month period ended December 31, 2000. The overall cost of sales decrease is directly related to the decreased volume of prepaid cards sales discussed above.

GROSS PROFIT:

The Company realized a gross profit of approximately $34,000 for the three month period ended December 31, 2001 as compared to a gross profit of approximately $2.0 million for the three month period ended December 31, 2000. The gross profit decline is due to the overall decrease in the volume of prepaid card sales noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

The Company's selling, general and administrative expenses decreased approximately $1.6 million (67%) to approximately $804,000 for the three month period ended December 31, 2001 as compared to approximately $2.4 million for the three month period ended December 31, 2000. The overall decrease is related to the combined effect of several factors. Factors directly related to the significant decrease in overall sales of the Company's prepaid cards during the quarter ended December 31, 2001 include an overall decrease in federal excise taxes of approximately $520,000, decreased shipping and fulfillment charges of approximately $110,000, a decrease of approximately $92,000 in advertising and promotional expenses, a decrease in commissions expense of approximately $17,000, offset by an increase in telephone related expenses of approximately $27,000. In addition, the Company experienced a decrease in payroll and employee benefit costs of approximately $243,000 and a decrease in contract labor cost of approximately $91,000 due primarily to a decrease in the total number of employees of the Company attributable to the reduced sales volumes noted above. Other contributing factors include decreased rent expenses of approximately $92,000, an overall decrease in office and office related expenses of approximately $19,000, a decrease in insurance expense of approximately $20,000, decreased amortization charges of approximately $9,000, a decrease in other miscellaneous expenditures of approximately $7,000, an increase in software development expense of approximately $36,000, a decrease in travel and business related expenditures of approximately $16,000 and an overall decrease in repair and maintenance expenses of approximately $6,000. In addition, the Company's professional services expenses decreased approximately $56,000, and overall shareholder relations and director's fees decreased approximately $26,000 from the prior presented period.

LOSS BEFORE OTHER INCOME (EXPENSES):

The Company's loss before other income (expenses) of approximately $770,000 for the three month period ended December 31, 2001 increased approximately $343,000 (80%) as compared to the loss before other income (expenses) of approximately $427,000 for the three month period ended December 31, 2000. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

OTHER INCOME (EXPENSES):

The Company's other income (expenses) changed approximately $459,000 (386%) to approximately $340,000 (expense, net), for the three month period ended December 31, 2001 as compared to approximately $119,000 (income, net), for the three month period ended December 31, 2000. The overall change is primarily due to combined effect of several factors. Current period interest expense related to the 10% demand promissory notes payable to TecNet increased approximately $51,000, current period penalties and interest attributed to accrued federal excise tax obligations decreased approximately $39,000, and current period interest income decreased approximately $17,000. Additionally, current period miscellaneous income decreased approximately $430,000 primarily related to a one-time non-recurring credit to income of approximately $408,000 recorded during the quarter ended December 31, 2000 related to the settlement of outstanding trade payables with a vendor.

NET LOSS:

The Company's net loss of approximately $1.1 million for the three month period ended December 31, 2001 increased by approximately $801,000 (260%) as compared to the net loss of approximately $308,000 for the three month period ended December 31, 2000. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).

SIX MONTHS  ENDED  DECEMBER 31, 2001  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
2000

NET SALES:

Sales, net of discount and returns, decreased approximately $17.1 million (73%) to approximately $6.3 million for the six month period ended December 31, 2001 as compared to approximately $23.4 million for the six month period ended December 31, 2000. The Company attributes the overall decrease in net sales of its prepaid calling card products to increases in the per-minute rates on its prepaid calling cards. The Company expects to increase overall sales in future periods by working directly with TecNet to introduce new products which are cost competitive and which will focus on the specific needs of its target markets. In addition, the Company expects to utilize its future cash flows from operations for the expansion of its existing master distributor network and other distribution channels and the development of prospective markets for its prepaid products.

COST OF SALES:

The Company's cost of sales decreased approximately $14.4 million (71%) to approximately $5.8 million for the six month period ended December 31, 2001 as compared to approximately $20.3 million for the six month period ended December 31, 2000. The overall cost of sales decrease is directly related to the decreased volume of prepaid cards sales discussed above.

GROSS PROFIT:

The Company realized a gross profit of approximately $430,000 for the six month period ended December 31, 2001 as compared to a gross profit of approximately $3.1 million for the six month period ended December 31, 2000. The gross profit decline is due to the overall decrease in the volume of prepaid card sales noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

The Company's selling, general and administrative expenses decreased approximately $2.2 million (50%) to approximately $2.2 million for the six month period ended December 31, 2001 as compared to approximately $4.4 million for the six month period ended December 31, 2000. The overall decrease is related to the combined effect of several factors. Factors directly related to the significant decrease in overall sales of the Company's prepaid cards during the quarter ended December 31, 2001 include an overall decrease in federal excise taxes of approximately $769,000, decreased shipping and fulfillment charges of approximately $155,000, a decrease of approximately $181,000 in advertising and promotional expenses, a decrease in commissions expense of approximately $19,000, offset by an increase in telephone related expenses of approximately $41,000. In addition, the Company experienced a decrease in payroll and employee benefit costs of approximately $527,000 and a decrease in contract labor cost of approximately $151,000 due primarily to a decrease in the total number of employees of the Company attributable to the reduced sales volumes noted above. Other contributing factors include decreased rent expenses of approximately $141,000, an overall decrease in office and office related expenses of approximately $52,000, a decrease in insurance expense of approximately $17,000, decreased amortization charges of approximately $44,000, an increase in other miscellaneous expenditures of approximately $27,000, an increase in software development expense of approximately $33,000, a decrease in travel and business related expenditures of approximately $32,000 and an overall increase in repair and maintenance expenses of approximately $21,000. In addition, the Company's professional services expenses decreased approximately $138,000, and overall shareholder relations and director's fees decreased approximately $27,000 from the prior presented period.

LOSS BEFORE OTHER INCOME (EXPENSES):

The Company's loss before other income (expenses) of approximately $1.8 million for the six month period ended December 31, 2001 increased approximately $497,000 (39%) as compared to the loss before other income (expenses) of approximately $1.3 million for the six month period ended December 31, 2000. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

OTHER INCOME (EXPENSES):

The Company's other income (expenses) changed approximately $506,000 (1117%) to approximately $552,000 (expense, net), for the six month period ended December 31, 2001 as compared to approximately $45,000 (expense, net), for the six month period ended December 31, 2000. The overall change is primarily due to combined effect of several factors. Current period interest expense related to the 10% demand promissory notes payable to TecNet increased approximately $118,000, current period penalties and interest attributed to accrued federal excise tax obligations decreased approximately $143,000, and current period interest income decreased approximately $17,000. Additionally, current period miscellaneous income decreased approximately $514,000 primarily related to a one-time non-recurring credit to income of approximately $408,000 recorded during the six months ended December 31, 2000 related to the settlement of outstanding trade payables with a vendor.

NET LOSS:

The Company's net loss of approximately $2.3 million for the six month period ended December 31, 2001 increased by approximately $1.0 million (77%) as compared to the net loss of approximately $1.3 million for the six month period ended December 31, 2000. The overall increase is directly related to the factors noted above for gross profit and other income (expenses).

LIQUIDITY AND CAPITAL RESOURCES

FINANCING REQUIREMENTS

To date, the Company has funded its operations through: (i) two offerings, which aggregated $1,000,000 of proceeds to the Company (ii) the exercise of approximately 2,280,000 warrants to purchase shares of the Common Stock of the Company at $1.50 per share (the "$1.50 Warrants"), which aggregated approximately $3,400,000 of proceeds to the Company; (iii) sale of 61,050 shares of the Company's Series A Preferred Stock, which resulted in the elimination of an accounts payable balance to Premiere totaling approximately $6,105,000; (iv) sale of $1,200,000 principal amount of the Company's Notes with the $2.375 Warrants (as subsequently exchanged, the "10% Notes"); (v) issuance of a $100,000 10% promissory note to an officer/director family member; and (vi) the infusion of approximately $18.6 million of operating capital through the issuance of 10% demand promissory notes and the extension of trade credit by TecNet. All of the above offerings were exempt from registration under the applicable Securities Act and have been utilized to fund the Company's current operations.

The Company has no existing bank lines of credit and has not established any sources for such financing.

The Company's major components of cash flow are as follows:

                                                      SIX MONTHS ENDED DECEMBER 31,
                                                      ------------------------------
                                                          2001               2000
                                                      ------------       -----------
     Net cash used in operating activities.........   $(1,769,040)       $(2,911,553)

     Net cash used in investing activities.........      (225,840)           (36,958)

     Net cash provided by financing activities.....     1,144,031          2,023,000
                                                      -----------         ----------
     Net change in cash and cash equivalents.......   $  (850,849)       $  (925,511)
                                                      ===========         ==========

The Company's net cash used in operating activities decreased approximately $1.1 million (40%) to $(1,769,040) for the six months ended December 31, 2001 as compared to $(2,911,553) for the six months ended December 31, 2000. The overall decrease in net cash used in operating activities for the six months ended
December 31, 2001 is related to the combined effect of several key factors. These include an increase in the net provision for bad debt of approximately $110,000, a decrease in the allowance for sales returns of approximately
$113,000, an increase in the collection velocity of accounts receivable of approximately $4.1 million, an increase in the net loss of approximately $1.0 million, a decrease in the cash flow effect of accounts payable and other accrued expenses of approximately $2.4 million, a decrease in the cash flow effect of accrued taxes and penalties of approximately $50,000, a decrease in the cash flow effect of prepaid expenses and other assets of approximately $113,000 and a decrease in the cash flow effect of inventory of approximately $256,000.

Cash used in investing activities for the six months ended December 31, 2001 is related to capital expenditures of approximately $115,000 and approximately $111,000 net cash sold in the divestiture of the Company's subsidiary. Cash used in investing activities for the six months ended December 31, 2000 is related to capital expenditures of approximately $37,000.

During the six months ended December 31, 2001, cash provided from financing activities related solely to the issuance of approximately $1.1 million in short-term debt to a related party of the Company. During the six months ended December 31, 2000, cash provided from financing activities related primarily to the issuance of approximately $2.6 million of 10% demand promissory note to TecNet, the repayment of approximately $17,000 in principal on an outstanding loan with a family member of an officer/director of the Company, and the repayment of approximately $600,000 in principal to the holders of the $1.2 million promissory notes.

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

For the six months ended December 31, 2001, the Company experienced an operating loss of approximately $778,000 and used approximately $1.8 million of cash in operating activities. The Company's cash position at December 31, 2001 approximated $156,000 and its working capital deficit approximated $20.8 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to material market risk. The carrying values of financial instruments, including cash and notes payable at December 31, 2001 approximates fair value as of such date, due to the short-term maturity of such instruments and the fact that the underlying interest rates approximates current market rates of interest.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2002              DigiTEC 2000, Inc.
                                    (Registrant)


                                    By: /s/ Frank C. Magliato
                                        --------------------------------
                                        Frank C. Magliato
                                        Chief Executive Officer, President,
                                        Chairman of the Board of Directors and
                                        Chief Financial Officer


     February 14, 2002               By: /s/ Diego E. Roca
                                        --------------------------------
                                        Diego E. Roca
                                        Senior Vice President, Chief
                                        Accounting Officer, Treasurer,
                                        Secretary and Director