Form 10QSB
period 2002-03-31
DIGITEC 2000 INC
filed 2002-05-24
CIK 1048729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share (the "Common Stock") as of May 15, 2002 was 7,058,998.

================================================================================



                               DigiTEC 2000, INC.
                              INDEX TO FORM 10-QSB




                                                                                Page(s)
                                                                                -------

PART I -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements

Condensed Balance Sheet as of March 31, 2002 (Unaudited)........................    3

Condensed Statements of Loss for the Three Months and Nine
Months Ended March 31, 2002 and March 31, 2001 (Unaudited)......................    4

Condensed Statement of Stockholders' Deficit for the Nine Months
Ended March 31, 2002 (Unaudited)................................................    5

Condensed Statements of Cash Flows for the Nine Months Ended
March 31, 2002 and the Nine Months Ended March 31, 2001 (Unaudited).............  6 - 7

Notes to Condensed Financial Statements (Unaudited).............................  8 - 11


ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations............................................. 12 - 16


ITEM 3--Quantitative and Qualitative Disclosures About Market Risk..............    16

Signatures......................................................................    17




                                                              DigiTEC 2000, Inc.
                                             Condensed Balance Sheet (Unaudited)
================================================================================

                                                                  March 31, 2002
--------------------------------------------------------------------------------

Assets:
Current:
 Cash and cash equivalents                                          $    66,086
 Accounts receivable, net of allowance for bad
  debts of $2,496,496                                                 3,589,530
 Inventory, net of allowance for obsolescence of $30,037                691,890
 Prepaid expenses and other                                              44,592
-------------------------------------------------------------------------------

Total Current Assets                                                  4,392,098

Property and equipment, net of accumulated
 depreciation of $273,812                                               117,714
Other assets                                                            145,182
-------------------------------------------------------------------------------

Total Assets                                                        $ 4,654,994
===============================================================================

Liabilities and Stockholders' Deficit
Current Liabilities:
 Notes and accounts payable to TecNet, Inc.                         $19,069,706
 Accounts payable - trade                                             1,064,800
 Accrued taxes and penalties                                          2,716,836
 Accounts payable and accrued expenses                                  704,947
 Accrued legal expenses                                                 833,593
 Allowance for sales returns                                          1,293,663
-------------------------------------------------------------------------------

Total Current Liabilities                                            25,683,545
-------------------------------------------------------------------------------

Commitments and Contingencies                                                 -
-------------------------------------------------------------------------------

Stockholders' Deficit
 Series A Convertible  Preferred Stock,  $.001 par value,
   1,000,000 shares authorized; 61,050 shares issued
   and outstanding; $100 per share liquidation preference                    61
 Common Stock, $.001 par value, 100,000,000 shares
   authorized; 7,058,998 shares issued and outstanding                    7,059
 Additional paid-in-capital                                          18,782,651
 Accumulated deficit                                                (39,818,322)
-------------------------------------------------------------------------------

Total Stockholders' Deficit                                         (21,028,551)
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                         $ 4,654,994
===============================================================================


            See accompanying notes to Condensed Financial Statements.



                                                                                     DigiTEC 2000, Inc.
                                                               Condensed Statements of Loss (Unaudited)
=======================================================================================================

                                          Three Months Ended March 31,       Nine Months Ended March 31,

                                             2002             2001              2002           2001

-------------------------------------------------------------------------------------------------------
Net sales                                   $4,900,257     $14,980,322     $11,162,003      $38,350,997
Cost of sales, primarily TecNet              4,135,659      13,043,487       9,967,151       33,322,781
-------------------------------------------------------------------------------------------------------

      Gross profit                             764,598       1,936,835       1,194,852        5,028,216

Selling, general and administrative
    expenses                                 1,027,150       2,168,566       3,218,897        6,524,554
-------------------------------------------------------------------------------------------------------

      Loss before other income
        (expenses)                            (262,552)       (231,731)     (2,024,045)      (1,496,338)
-------------------------------------------------------------------------------------------------------
Other income (expenses):
    Interest expense                          (259,708)       (323,953)       (803,240)        (748,996)
    Other income (expense)                          30         397,535          (8,254)         777,252
-------------------------------------------------------------------------------------------------------

         Other income (expenses), net         (259,678)         73,582        (811,494)          28,256
-------------------------------------------------------------------------------------------------------

Net loss                                    $ (522,230)    $  (158,149)    $(2,835,539)     $(1,468,082)
=======================================================================================================
Net loss per common share-basic
    and diluted                             $    (0.07)    $     (0.02)    $     (0.40)     $     (0.21)
=======================================================================================================
Weighted average number of common and
  common equivalent shares outstanding
  used in basic and diluted computations     7,058,998       7,058,998       7,058,998        7,058,998
=======================================================================================================



                      See accompanying notes to Condensed Financial Statements.


                                                                                                              DigiTEC 2000, Inc.
                                                                        Condensed Statement of Stockholders' Deficit (Unaudited)
================================================================================================================================

                                                      Nine Months Ended March 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock        Common Stock                                                 Total
                                   ---------------     -----------------         Additional        Accumulated     stockholders'
                                   Shares   Amount     Shares      Amount      paid-in capital       deficit          deficit
--------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 2001              61,050   $ 61     7,058,998     $7,059       $17,152,818       $(36,982,783)   $(19,822,845)

Contributed Capital                                                                  94,500                             94,500

Disposition of subsidiary                                                         1,535,333                          1,535,333

Net loss                               --     --            --         --                --         (2,835,539)     (2,835,539)

------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002            61,050   $ 61     7,058,998     $7,059       $18,782,651       $(39,818,322)   $(21,028,551)
==============================================================================================================================






                                See accompanying notes to Condensed Financial Statements.





                                                                  DigiTEC 2000, Inc.
                                      Condensed Statements of Cash Flows (Unaudited)
====================================================================================

                                                        Nine Months Ended March 31,
                                                           2002          2001
------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                            $(2,835,539)       $(1,468,082)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Provision for bad debts - net                          215,233            118,900
   Sales returns                                         (113,437)                 -
   Provision for inventory obsolescence                    36,248                  -
   Depreciation                                            65,370             60,928
   Amortization of intangible assets                       34,354             71,205
   Deferred rent                                                -             (6,006)
   Loss on disposal of assets                              19,600                  -
   Services provided by shareholder                        94,500             90,000
 Changes in operating assets and liabilities;
   net of the effects from acquisitions and
     divestitures:
   (Increase) decrease in:
     Accounts receivable - net                           (773,018)        (4,818,128)
     Inventory                                           (112,690)          (477,053)
     Prepaid expenses and other                           (79,892)          (235,057)
   Increase (decrease) in:
     Accrued taxes and penalties                          (47,578)         2,671,240
     Accounts payable and accrued expenses
       including TecNet                                 1,638,129            944,234
------------------------------------------------------------------------------------
       Net cash used in operating activities           (1,858,720)        (3,047,819)
------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                   (115,205)          (122,105)
  Cash of divested subsidiary                            (110,635)                 -
------------------------------------------------------------------------------------
       Net cash used in investing activities             (225,840)          (122,105)
------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from short term loans                        1,144,031                  -
  Proceeds from TecNet notes                                    -          3,864,487
  Repayment of notes payable                                    -           (917,000)
------------------------------------------------------------------------------------
       Net cash provided by financing activities        1,144,031          2,947,487
------------------------------------------------------------------------------------

       Net decrease in cash and cash equivalents         (940,529)          (222,437)

Cash and cash equivalents beginning of period           1,006,615          1,165,854
------------------------------------------------------------------------------------
Cash and cash equivalents end of period                $   66,086        $   943,417
====================================================================================



            See accompanying notes to Condensed Financial Statements.

                                                              DigiTEC 2000, Inc.
                                  Condensed Statements of Cash Flows (Continued) Supplemental Cash Flow Information (Unaudited)
================================================================================

                                                    Nine Months Ended March 31,
                                                       2002             2001
-------------------------------------------------------------------------------


Detail of divestitures:
   Current assets (other than cash)                $  719,570        $         -
   Property and equipment - net of depreciation       205,383                  -
   Intangibles and other noncurrent assets             14,373                  -
   Current liabilities                             (1,673,867)                 -
   Gain on disposition of subsidiary                  623,906                  -
--------------------------------------------------------------------------------
Cash of divested subsidiary                        $(110,635)        $         -
================================================================================



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

     In November of 1998 the Company initiated a strategy of focusing on the sales, marketing and distribution of prepaid telephone calling cards. In connection with the initiation of such strategy, TecNet, Inc. ("TecNet") began to provide significant telecommunications services to the Company and to finance its current operations. In February of 1999, the Company began to receive semi-monthly operating cash inflows from TecNet through the issuance of 10% demand promissory notes. Although TecNet has not made any formal demands for the repayment of the advances, no formal written agreement exists between the Company and TecNet to support TecNet's continuing deferral of repayment on such notes. As of March 31, 2002 (and through the issuance date of this filing), the Company is totally dependent on TecNet to provide consulting services, financing and telecommunications support until it has achieved profitable operations. However, there can be no assurance that TecNet can or will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

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

     The financial information presented for both the three months and nine months ended March 31, 2002 and 2001 has not been audited by independent auditors; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in operating results for both the three month and nine month period ended March 31, 2002 and 2001 and are not necessarily indicative of the results that may be expected for a full fiscal year. The information outlined in this Form 10-QSB should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

     As more fully described in footnote 1(i), the Company's Board of Directors approved a series of transactions resulting in the reorganization and dilution of ownership of its subsidiary POS TEC Systems, LLC ("POS TEC"), due to the Company's inability to provide the requisite financing for POS TEC's current and future operations. As a result of the reorganization, POS TEC is no longer included within the consolidated financial statements of the Company effective October 2, 2001.

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

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Condensed Financial Statements (Unaudited)

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

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 is effective for fiscal year 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The Company classifies shipping and handling costs billed to customers as revenues and costs incurred relating to shipping and handling as costs of sales, which is in accordance with the consensus in EITF 00-10.

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

                        DigiTEC 2000, Inc. and Subsidiary
               Notes to Condensed Financial Statements (Unaudited)


     the following 36 months to be secured by the Company's accounts receivable and such other terms as are negotiated between the parties. Pending completion of the loan, the Company will have to rely upon additional advances from the joint customer deposit account.

     TecNet continues to provide consulting services, financing and telecommunications support to the Company on an on-going basis. As the primary provider of bundled prepaid calling card services to the Company and the sole carrier for carrying the traffic and processing the minutes related to the prepaid calling cards, TecNet provided approximately $4.0 million and $8.0 million in telecommunications services for the three month and nine month periods ended March 31, 2002, respectively. In addition, TecNet provided approximately $32,000 and $95,000 of consulting services to the Company during the three months and nine months ended March 31, 2002, respectively, which have been accounted for as a capital contribution.

     However, as there is no formalized agreement between the parties, there can be no assurance that TecNet will continue to provide such services, to finance the current operations or to provide the Company with bundled prepaid calling cards at comparable rates in future periods.

     (i)   Reorganization and Dilution of Ownership in POS TEC

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

     On September 27, 2001 and after unsuccessful attempts to raise additional capital for EP, the Company concluded that it was unable to assist or participate in the further necessary financing of EP and approved a transaction in which an aggregate of 8,000,000 shares of EP's common stock were sold on October 2, 2001 at $.25 per share for total proceeds of $2,000,000. The purchasers of this stock include: (i) Telephone Electronics Corporation (TEC), a principal shareholder of DigiTEC; (ii) persons who are principals or associates of TEC or TecNet, Inc.; (iii) affiliates of EP; and (iv) the President of DigiTEC. As a result of the additional $2 million capitalization, the Company's ownership percentage in EP was reduced to approximately 11%, and therefore EP will be accounted for as an investee and no longer consolidated within the financial statements of the Company effective October 2, 2001.

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

OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES:

Sales, net of discount and returns, decreased approximately $10.1 million (67%) to approximately $4.9 million for the three month period ended March 31, 2002 as compared to approximately $15.0 million for the three month period ended March 31, 2001. The Company attributes the overall decrease in net sales of its prepaid calling card products to increases in the per-minute rates on its prepaid calling cards, as charged by TecNet for the underlying telecommunication services. The rate increases during 2001 and 2002 caused an overall deterioration in brand loyalty and customer base within the Company's key markets allowing competitors to absorb a large percentage of the Company's existing market share. The rate increases were directly responsible for the severe and immediate decline in the Company's net sales (beginning third quarter of 2001) and the Company has been forced to offer deeper discounts on its prepaid calling cards in an attempt to bolster sales.

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

COST OF SALES:

The Company's cost of sales decreased approximately $8.9 million (68%) to approximately $4.1 million for the three month period ended March 31, 2002 as compared to approximately $13.0 million for the three month period ended March 31, 2001. The overall cost of sales decrease is directly related to the decreased volume of prepaid cards sales during the three months ended March 31, 2002, offset by the increase in the per-minute rates charged by TecNet for the underlying telecommunication services, as further discussed above.

GROSS PROFIT:

The Company realized a gross profit of approximately $765,000 for the three month period ended March 31, 2002 as compared to a gross profit of approximately $1.9 million for the three month period ended March 31, 2001. The gross profit decline is due to the overall combined effect of the prepaid card sales and cost of sales factors noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

The Company's selling, general and administrative expenses decreased approximately $1.2 million (55%) to approximately $1.0 million for the three month period ended March 31, 2002 as compared to approximately $2.2 million for the three month period ended March 31, 2001. The overall decrease is related to the combined effect of several factors. Operational factors directly related to the significant decrease in net sales of the Company's prepaid cards during the quarter ended March 31, 2002 include an overall decrease in federal excise taxes of approximately $440,000, decreased shipping, processing and fulfillment charges of approximately $81,000, a decrease of approximately $105,000 in advertising and promotional expenses, a decrease in commissions expense of approximately $9,000, and a decrease in telephone related expenses of approximately $48,000. In addition, the Company experienced a decrease in payroll and employee benefit costs of approximately $219,000 and a decrease in contract labor cost of approximately $78,000 due primarily to a decrease in the total number of employees of the Company attributable to the reduced sales volumes noted above. Other contributing factors include decreased rent and rent related expenses of approximately $31,000, an overall decrease in office and office related expenses of approximately $24,000, a decrease in insurance expense of approximately $18,000, decreased depreciation and amortization charges of approximately $35,000, a decrease in other miscellaneous expenditures of approximately $12,000, a decrease in travel and business related expenditures of approximately $49,000, offset by an overall increase in repair and maintenance expenses of approximately $8,000. In addition, the Company's professional services expenses decreased approximately $2,000, offset by increased shareholder relations and director's fees of approximately $2,000 from the prior presented period.

LOSS BEFORE OTHER INCOME (EXPENSES):

The Company's loss before other income (expenses) of approximately $263,000 for the three month period ended March 31, 2002 increased approximately $31,000 (13%) as compared to the loss before other income (expenses) of approximately $232,000 for the three month period ended March 31, 2001. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

OTHER INCOME (EXPENSES):

The Company's other income (expenses) changed approximately $334,000 (453%) to approximately $260,000 (expense, net), for the three month period ended March 31, 2002 as compared to approximately $74,000 (income, net), for the three month period ended March 31, 2001. The overall change is primarily due to the combined effect of the following factors. The Company experienced a decrease in current period interest expense of approximately $64,000 related to the 10% demand promissory notes payable to TecNet, a decrease in current period interest income of approximately $25,000, and a decrease in penalties and interest attributed to accrued federal excise tax obligations of approximately $88,000, and a decrease in other miscellaneous expenses of approximately $66,000. Offsetting factors include a one-time non-recurring credit to income of approximately $583,000 during the quarter ended March 31, 2001 which related primarily to the settlement of outstanding trade payables with a vendor who previously was a holder of the Company's outstanding preferred stock.

NET LOSS:

The Company's net loss of approximately $522,000 for the three month period ended March 31, 2002 increased by approximately $364,000 (230%) as compared to the net loss of approximately $158,000 for the three month period ended March 31, 2001. The overall increase is directly related to the factors noted above.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

NET SALES:

Sales, net of discount and returns, decreased approximately $27.2 million (71%) to approximately $11.2 million for the nine month period ended March 31, 2002 as compared to approximately $38.4 million for the nine month period ended March 31, 2001. The Company attributes the overall decrease in net sales of its prepaid calling card products to increases in the per-minute rates on its prepaid calling cards, as charged by TecNet for the underlying telecommunication services. The rate increases during 2001 and 2002 caused an overall deterioration in brand loyalty and customer base within the Company's key markets allowing competitors to absorb a large percentage of the Company's existing market share. The rate increases were directly responsible for the severe and immediate decline in the Company's net sales (beginning third quarter of 2001) and the Company has been forced to offer deeper discounts on its prepaid calling cards in an attempt to bolster sales.

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

COST OF SALES:

The Company's cost of sales decreased approximately $23.3 million (70%) to approximately $10.0 million for the nine month period ended March 31, 2002 as compared to approximately $33.3 million for the nine month period ended March 31, 2001. The overall cost of sales decrease is directly related to the decreased volume of prepaid cards sales during the nine months ended March 31, 2002, offset by the increase in the per-minute rates charged by TecNet for the underlying telecommunication services, as further discussed above.

GROSS PROFIT:

The Company realized a gross profit of approximately $1.2 million for the nine month period ended March 31, 2002 as compared to a gross profit of approximately $5.0 million for the nine month period ended March 31, 2001. The gross profit decline is due to the overall combined effect of the prepaid card sales and cost of sales factors noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

The Company's selling, general and administrative expenses decreased approximately $3.3 million (51%) to approximately $3.2 million for the nine month period ended March 31, 2002 as compared to approximately $6.5 million for the nine month period ended March 31, 2001. The overall decrease is related to the combined effect of several factors. Operational factors directly related to the significant decrease in net sales of the Company's prepaid cards during the nine month period ended March 31, 2002 include an overall decrease in federal excise taxes of approximately $1.2 million, decreased shipping, processing and fulfillment charges of approximately $230,000, a decrease of approximately $287,000 in advertising and promotional expenses, a decrease in commissions expense of approximately $28,000, and a decrease in telephone related expenses of approximately $7,500. In addition, the Company experienced a decrease in payroll and employee benefit costs of approximately $751,000 and a decrease in contract labor cost of approximately $210,000 due primarily to a decrease in the total number of employees of the Company attributable to the reduced sales volumes noted above. Other contributing factors include decreased rent and rent related expenses of approximately $178,000, an overall decrease in office and office related expenses of approximately $55,000, a decrease in insurance expense of approximately $35,000, decreased depreciation and amortization charges of approximately $66,000, a decrease in other miscellaneous expenditures of approximately $34,000, an increase in software and other product development expenses of approximately $2,000, a decrease in travel and business related expenditures of approximately $81,000, offset by an overall increase in repair and maintenance expenses of approximately $10,000. In addition, the Company's professional services expenses decreased approximately $140,000 and overall shareholder relations and director's fees decreased approximately $27,000 from the prior presented period.

LOSS BEFORE OTHER INCOME (EXPENSES):

The Company's loss before other income (expenses) of approximately $2.0 million for the nine month period ended March 31, 2002 increased approximately $528,000 (35%) as compared to the loss before other income (expenses) of approximately $1.5 million for the nine month period ended March 31, 2001. The overall increase is directly related to the combination of factors noted above for net sales, cost of sales and selling, general and administrative expenses.

OTHER INCOME (EXPENSES):

The Company's other income (expenses) changed approximately $839,000 (2972%) to approximately $811,000 (expense, net), for the nine month period ended March 31, 2002 as compared to approximately $28,000 (income, net), for the nine month period ended March 31, 2001. The overall change is primarily due to an increase in current period interest expense of approximately $54,000 related to the 10% demand promissory notes payable to TecNet, offset by a decrease in penalties and interest attributed to accrued federal excise tax obligations of approximately $231,000, a decrease in current period interest income of approximately $42,000, and a decrease in other miscellaneous expenses of approximately $66,000. Other offsetting factors include the recognition of two separate non-recurring credits to income of approximately $583,000 and $408,000 related to the settlement of outstanding trade payables with vendors during the nine months ended March 31, 2001.

NET LOSS:

The Company's net loss of approximately $2.8 million for the nine month period ended March 31, 2002 increased by approximately $1.3 million (93%) as compared to the net loss of approximately $1.5 million for the nine month period ended March 31, 2001. The overall decrease is directly related to the factors noted above.

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

The Company's major components of cash flow are as follows:


                                                     NINE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
Net cash used in operating activities                $(1,858,720)   $(3,047,819)

Net cash used in investing activities                   (225,840)      (122,105)

Net cash provided by financing activities              1,144,031      2,947,487
                                                     -----------    -----------
Net change in cash and cash equivalents              $  (940,529)   $  (222,437)
                                                     ===========    ===========

The Company's net cash used in operating activities decreased approximately $1.2 million (39%) to $(1,858,720) for the nine months ended March 31, 2002 as compared to $(3,047,819) for the nine months ended March 31, 2001. The overall decrease in net cash used in operating activities for the nine months ended March 31, 2002 is related to the combined effect of several key factors. These include an increase in the net provision for bad debt of approximately $96,000, a decrease in the allowance for sales returns of approximately $113,000, an increase in the collection velocity of accounts receivable of approximately $4.0 million, an increase in the net loss of approximately $1.4 million, an increase in the cash flow effect of accounts payable and other accrued expenses of approximately $694,000, a decrease in the cash flow effect of accrued taxes and penalties of approximately $2.7 million, a decrease in the cash flow effect of prepaid expenses and other assets of approximately $155,000 and a decrease in the cash flow effect of inventory of approximately $364,000.

Cash used in investing activities for the nine months ended March 31, 2002 is related to capital expenditures of approximately $115,000 and approximately $111,000 net cash sold in the divestiture of the Company's subsidiary. Cash used in investing activities for the nine months ended March 31, 2001 is related to capital expenditures of approximately $122,000.

During the nine months ended March 31, 2002, cash provided from financing activities related solely to the issuance of approximately $1.1 million in short-term debt to a related party of the Company. During the nine months ended March 31, 2001, cash provided from financing activities related primarily to the issuance of approximately $3.9 million of 10% demand promissory note to TecNet, the repayment of approximately $17,000 in principal on an outstanding loan with a family member of an officer/director of the Company, and the repayment of approximately $900,000 in principal to the holders of the $1.2 million promissory notes.

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

For the nine months ended March 31, 2002, the Company experienced an operating loss of approximately $2.0 million and used approximately $1.9 million of cash in operating activities. The Company's cash position at March 31, 2002 approximated $66,000 and its working capital deficit approximated $21.3 million. The Company remains undercapitalized and to date has not been able to finance its expansion as quickly as opportunities have arisen.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to material market risk. The carrying values of financial instruments, including cash and notes payable at March 31, 2002 approximates fair value as of such date, due to the short-term maturity of such instruments and the fact that the underlying interest rates approximates current market rates of interest.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 24, 2002                  DigiTEC 2000, Inc.
                                    (Registrant)


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


      May 24, 2002                  By: /s/ Diego E. Roca
                                        ----------------------------------------
                                        Diego E. Roca
                                        Senior Vice President, Chief
                                        Accounting Officer, Treasurer,
                                             Secretary and Director